Form 10-Q
period 2012-03-31
SAFE DYNAMICS CORP
filed 2012-05-15
CIK 1526726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  March 31 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:

SAFE DYNAMICS CORP

(Exact name of registrant as specified in its charter)

Delaware	41-2281448
(State of incorporation)	(I.R.S. Employer Identification No.)

c/o Yitzchak Eliezer Socolovsky

26 HaShlosha Street

Bnei Brak 51363, Israel

Phone number: 972542393353

Fax number: 972542393353

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of March 31 2012, 3,000,000  shares of common stock, par value $0.0001 per share, were issued and outstanding.

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

SAFE DYNAMICS CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

MARCH 31, 2012

Financial Statements-

Balance Sheets as of March 31, 2012 and December 31, 2011	F-2

Statements of Operations for the Three Months Ended
March 31, 2012, and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ Equity for the Period from Inception
Through December 31, 2012	F-4

Statements of Cash Flows for the Three Months Ended March 31, 2012
and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

SAFE DYNAMICS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

ASSETS
	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalent	$300	$300
Deferred offering costs	20,000	20,000

Total current assets	20,300	20,300

Total Assets	$20,300	$20,300

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$19,386	$33,386
Loans from related parties - Directors and stockholders	39,130	21,130

Total current liabilities	58,516	54,516

Total liabilities	58,516	54,516

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares
authorized; 3,000,000 shares issued and outstanding	300	300
(Deficit) accumulated during the development stage	(38,516)	(34,516)

Total stockholders' (deficit)	(38,216)	(34,216)

Total Liabilities and Stockholders' (Deficit)	$20,300	$20,300

The accompanying notes to financial statements

are an integral part of these financial statements.

SAFE DYNAMICS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

AND CUMULATIVE FROM INCEPTION (MAY 11, 2011)

THROUGH MARCH 31, 2012

(Unaudited)

	Three months Ended	Three months Ended	Cumulative
	March 31,	March 31,	From
	2012	2011	Inception

Revenues	$-	$-	$-

Expenses:
Filing fees	-	-	2,386
Patent	-	-	15,000
Professional fees	4,000	-	21,130

Total expenses	4,000	-	38,516

(Loss) from Operations	(4,000)	-	(38,516)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$(4,000)	$-	$(38,516)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$-

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,000,000	-

The accompanying notes to financial statements are

an integral part of these financial statements.

SAFE DYNAMICS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (MAY 11, 2011)

THROUGH MARCH 31, 2012

(Unaudited)

			(Deficit)
			Accumulated
			During the
	Common stock		Development
	Shares	Amount	Stage	Totals

Balance - at inception	-	$-	$-	$-

Common stock issued for cash ($0.0001 per share)	3,000,000	300	-	300

Net (loss) for the period	-	-	(34,516)	(34,516)

Balance - Decmber 31, 2011	3,000,000	$300	$(34,516)	$(34,216)

Net (loss) for the period	-	-	(4,000)	(4,000)

Balance - March 31, 2012	3,000,000	$300	$(38,516)	$(38,216)

The accompanying notes to financial statements are

an integral part of these financial statements.

SAFE DYNAMICS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

AND CUMULATIVE FROM INCEPTION (MAY 11, 2011)

THROUGH MARCH 31, 2012

(Unaudited)

	Three Months Ended	Three Months Ended	Cumulative
	March 31,	March 31,	From
	2011	2011	Inception

Operating Activities:
Net (loss)	$(4,000)	$-	$(38,516)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net assets and liabilities-
Deferred offering costs	-	-	(20,000)
Accounts payable and accrued liabilities	(14,000)	-	19,386

Net Cash Used in Operating Activities	(18,000)	-	(39,130)

Investing Activities:	-	-	-

Net Cash Used in Investing Activities	-	-	-

Financing Activities:
Proceeds from stock issued	-	-	300
Proceeds from related party loans	18,000	-	39,130

Net Cash Provided by Financing Activities	18,000	-	39,430

Net (Decrease) Increase in Cash	-	-	300

Cash - Beginning of Period	300	-	-

Cash - End of Period	$300	$-	$300

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are

an integral part of these financial statements.

SAFE DYNAMICS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Safe Dynamics corp. (the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on May 11, 2011. The business plan of the Company is to seek third party entities interested in licensing the rights to manufacture and market the patent design of an “Auto anti-theft device”. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2012, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2012, and the results of its operations and its cash flows for the periods ended March 31, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2012.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. The carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended March 31, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's results of operation and financial condition.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

(2)  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to seek third party entities interested in licensing the rights to manufacture and market the patent design of an “Auto anti-theft device”.

On May 11, 2011, the Company entered into a Patent Transfer and Sale Agreement whereby the Company acquired all of the rights, title and interest in the patent known as the “Auto anti-theft device” for consideration of $15,000. The United States Patent number is 7,589,434.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. As of September 30, 2010, the Company accrued $20,000 of deferred offering costs for legal and auditing related to this capital formation activity. The Registration Statement was declared effective on April 19, 2012.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2012, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Patent

On May 11, 2011, the Company entered into a Patent Transfer and Sale Agreement whereby the Company acquired all of the rights, title and interest in the patent known as the “Auto anti-theft device” for consideration of $15,000. The United States Patent number is 7,589,434. Under the terms of the Patent Transfer and Sale Agreement, the Company was assigned rights to the patent free of any liens, claims, royalties, licenses, security interests or other encumbrances. The cost of obtaining the patent was expensed.

(4)  Loans from Related Parties - Directors and Stockholders

As of March 31, 2012, loans from related parties amounted to $39,130 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Common Stock

On May 30, 2011, the Company issued 3,000,000 shares of its common stock to individuals who are Directors and officers of the company for $300.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. As of September 30, 2010, the Company accrued $20,000 of deferred offering costs for legal and auditing related to this capital formation activity. The Registration Statement was declared effective on April 19, 2012.

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2012, was as follows (assuming a 23% effective tax rate):

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$920
Amortization of patent	58
Change in valuation allowance	(978)

Total deferred tax provision	$-

The Company had deferred income tax assets as of March 31, 2012 and December 31, 2011, as follows:

	2012	2011

Loss carryforwards	$5,581	$4,604
Less - Valuation allowance	(5,581)	(4,604)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended March 31, 2012 and December 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2012, the Company had approximately $24,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(7)  Related Party Transactions

As described in Note 4, as of March 31, 2012, the Company owed $39,130 to Directors, officers, and principal stockholders of the Company for working capital loans.

As described in Note 5, on May 30, 2011, the Company issued 3,000,000 shares of its common stock to Directors and officers for $300.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “SAFE DYNAMICS CORP ,” Company,” “we,” “our” or “us” refer to SAFE DYNAMICS CORP .  Unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Background

 We were incorporated in Delaware on May 11, 2011 and are a development stage company. On June 13, 2011, we entered into an exclusive worldwide patent sale agreement (the "Patent Transfer and Sale Agreement ") with Orit Tsaban, (the “Seller”), in relation to a patented technology (U.S. Patent Number: 7,589,434) (the “Patent”) for an anti-theft vehicle ignition system for an automobile. The patent and technology were transferred to us in exchange of payment to Orit Tsaban (the Seller) of US $15,000 (Fifteen thousands United States Dollars), according to the terms and conditions specified in the Patent Transfer and Sale Agreement related to the U.S. Patent Number: 7,589,434.

The invention that is the subject of the Patent is for an anti-theft vehicle ignition system for an automobile. The invention includes several components, including a control box which requires a series of steps to be completed by the driver before the ignition system is unlocked and the vehicle able to be operated. The product also includes a magnetic card swipe, a touch screen, and a hinged lid. We plan to license the Patent to one or more third-parties to design, manufacture and market a product based on the Patent, in exchange for payment to us of an initial one-time license fee and of percentage royalty payments on future sales of products based on the Patent.

We did not conduct due diligence regarding the inventor’s experience nor regarding what was involved in designing and patenting the technology.

We have not to date developed a working product and do not plan to develop the product but rather seek licensees to license the patented technology. It will be up to the licensees to develop the product and / or manufacture and sell the related patented technology. We are not aware at this time the cost of the development of the product and / or the cost to the related end user and have not yet discussed the costs with potential licensees. The Company’s business model is to seek royalty payments from the licensee / manufacturer upon the sale of the product to the end user. The Company will seek approximately 10% in royalty fees.

We believe it will take the Licensee approximately One and a half years to bring the product to market (1 year production and 6 months to market) whereby the Company will not generate revenues from Royalties for at least two years (taking into account three to six months to find the appropriate Licensee) from when it raises the proceeds from the Offering unless an upfront licensing fee is agreed upon between the Company and the Licensee whereby then the Co will generate revenues earlier

All costs of the product (prototype) development and other related costs to bring the product to market will be on the bearing of the related Licensee.

Our Business

We were incorporated in Delaware on May 11, 2011 and we are a development stage company. We have acquired the rights, title, and interest in and to an anti-theft vehicle ignition system. The invention includes a control box that mounts to the dashboard and contains a magnetic card swipe, a touch screen, and a hinged lid. The control box requires a series of steps to be completed by the driver before the ignition system is unlocked and the vehicle able to be operated.

Safe Dynamics owns a Patent for an anti-theft device that incorporates a card swipe in order to operate the automobile. Our anti-theft vehicle ignition system comprising: (a) a control box; (b) a magnetic card reader; wherein the magnetic card reader reads a coded password from a magnetic card; (c) a touch screen; where the touch screen enables an end user to input a driver number; and (d) a central processing unit (the CPU). The CPU, which is wired to a vehicle ignition system, is preprogrammed to accept a driver number and a coded password that is stored on the magnetic card. When the proper driver number and coded password and entered, the CPU illuminates with an "Approved" signal on the touch screen and normal operation of the vehicle is enabled.

We plan to license our Patent to one or more third party licensees to develop, manufacture, and sell auto anti-theft device that incorporates a card swipe in order to operate the automobile. The product will be developed based on our Patent, in exchange for a one-time license fee and ongoing royalty payments based on sales.

Employees

Other than our current Directors and officers, we have three part-time employees.

Transfer Agent

We have engaged Vstock Transfer LLC  as our stock transfer agent , which is  located at 150 West 46th Street 6th Floor NY , NY , 10036 , USA , 10036. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Plan of Operation

We are a development stage company that has acquired the technology and received a patent for an anti-theft vehicle ignition system for automobiles.

Although we have not yet engaged a licensee to develop a fully operational prototype of the an anti-theft vehicle ignition system, we believe that it will take approximately 3-6  months to find the appropriate licensee .We intend for the design and development of a commercial product to be carried out by Licensees who are specialist contractors offering expertise in several relevant disciplines, including electronics, computer software, security and automotive experience to assist in the device design, operation, control, and automation and mechanics in manufacturing, as required.

We expect the design and product development to be divided into three individual stages:

a) Technical Concept/Definition (approximately two months)

b) Engineering Specification (approximately three months)

c) Engineering & Preparation for Production (approximately four months)

d) Production of the Prototype and testing (approximately three months) – Total (12 months)

Our ideal 3rd party partner will have experience in all phases of the development and manufacturing of anti-theft devices, the required programming and electronics involved, security requirements and testing processes. Though we anticipate the prototype and testing to be relatively simple for our third party licensee, we anticipate the various stages of development will take approximately 12 months, though we cannot commit, on behalf of our future licensing partner, to an exact estimate because it will depend, to some extent, on the amount of resources that will be applied by our third party licensee to each particular task. We estimate that our third party licensee would need approximately an additional four to six months to bring this product to market. Our objective is to license the manufacturing rights to a product based on our Patent and related technology to third party manufacturers who would then assume responsibility for marketing and sales.

TIME TABLE SUMMARY

Hence the time table from the Offering until the actual product to market (hence revenue recognition from royalties) is as follows ( APPROXIMATELY 2 YEARS )

To Identify Licensees -6 months – Cost $20,000 (From use of proceeds)

Product Development (By Licensee) 1 year – (All costs to be Bourne by Licensee)

Product to Market – 6 months  – (All costs to be Bourne by Licensee)

Depending on the relative success of this offering, we intend to use the funds realized from this offering to execute our plan of operation in accordance with the table in the Use of Proceeds section above.

If net proceeds of less than $53,500 are raised from this offering, we will attempt to raise additional capital through the private sale of our equity securities or borrowings from third party lenders. We have no commitments or arrangements from any person to provide us with any additional capital. If additional financing is not available when needed, we may need to dramatically change our business plan, sell the Company or cease operations. We do not presently have any plans, arrangements, or agreement s to sell or merge our Company.

 Our auditors have issued an opinion on our financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business. Even if we raise the maximum amount of money in this offering, we do not know how long the money will last, however, we do believe it will last at least twelve months.

General Working Capital

we may be wrong in our estimates of funds required in order to proceed with executing our general business plan described herein. Should we need additional funds, we would attempt to raise these funds through additional private placements or by the issuance of convertible debt by the company as it starts to plan for seeking further financing through the placing of equity and/or debt securities in Q2, 2012. The company currently has no arrangements with any entities with regard to this debt. We do not have any arrangements with potential investors or lenders to provide such funds and there is no assurance that such additional financing will be available when required in order to proceed with the business plan or that our ability to respond to competition or changes in the market place or to exploit opportunities will not be limited by lack of available capital financing. If we are unsuccessful in securing the additional capital needed to continue operations within the time required, we may not be in a position to continue operations.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity.  We may need additional funds. In this case, we would attempt to raise these funds through additional private placements or by the issuance of convertible debt by the company as it starts to plan for seeking further financing through the placing of equity and/or debt securities. The company currently has no arrangements with any entities with regard to this debt. We do not have any arrangements with potential investors or lenders to provide such funds and there is no assurance that such additional financing will be available when required in order to proceed with the business plan or that our ability to respond to competition or changes in the market place or to exploit opportunities will not be limited by lack of available capital financing. If we are unsuccessful in securing additional capital needed to continue operations within the time required, we may not be in a position to continue operations.

Our Officers and Directors are not drawing salaries and will not draw salaries until the Company has sufficient income to pay their salaries. The Directors will not also draw salaries prior to other employees who have drawn salaries from operating income generated and the salaries compensation amounts to be drawn will be limited and be determined in relation to and as in the course of ordinary business activities.

We are in the process of raising gross proceeds of $75,000 pursuant to an effective S1 Registration Statement

Liquidity and Capital Resources

Our balance sheet as March 31 2012 reflects cash in the amount of $300. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the three months ended March 31 2012 amounted to $4,000

Going Concern Consideration

Our auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial and accounting officers.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A.            Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matters  submitted to a vote of security holders during the three months ended March 31 2012.

Item 5. Other Information.

None

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15 ,2012		SAFE DYNAMICS CORP

	By:	/s/ Yitzchak Socolovsky
Name: Yitzchak Socolovsky
Title: President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date May 15 2012	By:	/s/ Yitzchak Socolovsky
Name: Yitzchak Socolovsky
Title: President and Director
(Principal Executive Officer)

Date: May 15 2012	By:	/s/ Akiva Shonfeld
Name: Akiva Shonfeld
Title: Secretary and Director
(Principal Internal Accounting and financial Officer)

