Form 10-Q
period 2012-06-30
SAFE DYNAMICS CORP
filed 2012-07-26
CIK 1526726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

As of  June 30 , 2012, 5,5000,000  shares of common stock, par value $0.0001 per share, were issued and outstanding.

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

SAFE DYNAMICS CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

June 30, 2012

Financial Statements-

Balance Sheets as of June 30, 2012 and December 31, 2011	F-2

Statements of Operations for the Three Months and Six Month Ended
June 30, 2012, and 2011 and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ Equity for the Period from Inception
Through June 30, 2012	F-4

Statements of Cash Flows for the Six Months Ended June 30, 2012
and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

SAFE DYNAMICS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

ASSETS
	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalent	$74,057	$300
Deferred offering costs	-	20,000

Total current assets	74,057	20,300

Total Assets	$74,057	$20,300

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$23,186	$33,386
Loans from related parties - Directors and stockholders	40,376	21,130

Total current liabilities	63,562	54,516

Total liabilities	63,562	54,516

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.0001 per share, 200,000,000 shares
authorized; 5,500,000 and 3,000,000 shares issued and outstanding, respectively	550	300
Additional paid-in capital	54,750	-
(Deficit) accumulated during the development stage	(44,805)	(34,516)

Total stockholders' Equity	10,495	(34,216)

Total Liabilities and Stockholders' Equity	$74,057	$20,300

The accompanying notes to financial statements

are an integral part of these financial statements.

SAFE DYNAMICS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

AND CUMULATIVE FROM INCEPTION (MAY 11, 2011)

THROUGH JUNE 30, 2012

(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2012	2011	2012	2011	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
Filing fees	-	-	-	-	2,386
Patent	-	15,000	-	15,000	15,000
Professional fees	5,100	4,980	9,100	4,980	26,230
Other	994	-	994	-	994

Total expenses	6,094	19,980	10,094	19,980	44,610

(Loss) from Operations	(6,094)	(19,980)	(10,094)	(19,980)	(44,610)

Other Income (Expense)	(195)	-	(195)	-	(195)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(6,289)	$(19,980)	$(10,289)	$(19,980)	$(44,805)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,741,758	1,882,353	3,370,879	1,882,353

The accompanying notes to financial statements are

an integral part of these financial statements.

SAFE DYNAMICS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (MAY 11, 2011)

THROUGH JUNE 30, 2012

(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash ($0.0001 per share)	3,000,000	300	-	-	300

Net (loss) for the period	-	-	-	(34,516)	(34,516)

Balance - Decmber 31, 2011	3,000,000	300	-	(34,516)	(34,216)

Common stock issued for cash ($0.03 per share)	2,500,000	250	54,750	-	55,000

Net (loss) for the period	-	-	-	(10,289)	(10,289)

Balance - June 30, 2012	5,500,000	$550	$54,750	$(44,805)	$10,495

The accompanying notes to financial statements are

an integral part of these financial statements.

SAFE DYNAMICS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

AND CUMULATIVE FROM INCEPTION (MAY 11, 2011)

THROUGH JUNE 30, 2012

(Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2012	2011	Inception

Operating Activities:
Net (loss)	$(10,289)	$(19,980)	$(44,805)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net assets and liabilities-
Deferred offering costs	20,000	(20,000)	-
Accounts payable and accrued liabilities	(10,200)	22,480	23,186

Net Cash Used in Operating Activities	(489)	(17,500)	(21,619)

Investing Activities:	-	-	-

Net Cash Used in Investing Activities	-	-	-

Financing Activities:
Proceeds from stock issued	55,000	-	55,300
Proceeds from related party loans	19,246	17,500	40,376

Net Cash Provided by Financing Activities	74,246	17,500	95,676

Net (Decrease) Increase in Cash	73,757	-	74,057

Cash - Beginning of Period	300	-	-

Cash - End of Period	$74,057	$-	$74,057

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2012, and the results of its operations and its cash flows for the periods ended June 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2012.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended June 30, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. The Registration Statement was declared effective on April 19, 2012. On June 4, 2012, the Company issued 2,500,000 shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $75,000. The offering costs of $20,000 related to this capital formation activity were charged against the capital raised.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of June 30, 2012, loans from related parties amounted to $40,376 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Common Stock

On May 30, 2011, the Company issued 3,000,000 shares of its common stock to individuals who are Directors and officers of the company for $300.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. The Registration Statement was declared effective on April 19, 2012. On June 4, 2012, the Company issued 2,500,000 shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $75,000. The offering costs of $20,000 related to this capital formation activity were charged against the capital raised.

(6)  Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2012 and 2011, was as follows (assuming a 23% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$2,366	$4,595
Amortization of patent	115	19
Change in valuation allowance	(2,481)	(4,615)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2012 and December 31, 2011, as follows:

	2012	2011

Loss carryforwards	$7,085	$4,604
Less - Valuation allowance	(7,085)	(4,604)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended June 30, 2012 and December 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2012, the Company had approximately $30,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(7)  Related Party Transactions

As described in Note 4, as of June 30, 2012, the Company owed $40,376 to Directors, officers, and principal stockholders of the Company for working capital loans.

As described in Note 5, on May 30, 2011, the Company issued 3,000,000 shares of its common stock to Directors and officers for $300.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “SAFE DYNAMICS CORP ,” Company,” “we,” “our” or “us” refer to SAFE DYNAMICS CORP.  Unless the context otherwise indicates.

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

We believe it will take the Licensee approximately One and a half years to bring the product to market (1 year production and 6 months to market) whereby the Company will not generate revenues from Royalties for at least two years (taking into account three to six months to find the appropriate Licensee) from when it raises the proceeds from the Offering unless an upfront licensing fee is agreed upon between the Company and the Licensee whereby then the Company will generate revenues earlier

All costs of the product (prototype) development and other related costs to bring the product to market will be on the bearing of the related Licensee.

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

Transfer Agent

We have engaged Vstock Transfer LLC  as our stock transfer agent , which is  located at 150 West 46 th Street 6th Floor NY , NY , 10036 , USA , 10036. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

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

General Working Capital

We have raised gross proceeds of $75,000 pursuant to the effective S1 , and issued 2,500,000 registered shares to an aggregate of 40 shareholders .We may be wrong in our estimates of funds required in order to proceed with executing our general business plan described herein. Should we need additional funds, we would attempt to raise these funds through additional private placements or by the issuance of convertible debt by the company as it starts to plan for seeking further financing through the placing of equity and/or debt securities in Q3, 2012. The company currently has no arrangements with any entities with regard to this debt. We do not have any arrangements with potential investors or lenders to provide such funds and there is no assurance that such additional financing will be available when required in order to proceed with the business plan or that our ability to respond to competition or changes in the market place or to exploit opportunities will not be limited by lack of available capital financing. If we are unsuccessful in securing the additional capital needed to continue operations within the time required, we may not be in a position to continue operations.

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

Liquidity and Capital Resources

Our balance sheet as June 30, 2012 reflects cash in the amount of $74,057. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the six months ended June 30 2012 and June 30 2011 amounted to $10,289 and $19,980 respectively .

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

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matters  submitted to a vote of security holders during the three months ended June 30 2012.

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

Date: July 26, 2012		SAFE DYNAMICS CORP

	By:	/s/ Yitzchak Socolovsky
Name: Yitzchak Socolovsky
Title: President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 26, 2012	By:	/s/ Yitzchak Socolovsky
Name: Yitzchak Socolovsky
Title: President and Director
(Principal Executive Officer)

Date: July 26, 2012	By:	/s/ Akiva Shonfeld
Name: Akiva Shonfeld
Title: Secretary and Director
(Principal Internal Accounting and financial Officer)

