Form 10-Q
period 2012-09-30
SAFE DYNAMICS CORP
filed 2012-11-14
CIK 1526726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-176798

SAFE DYNAMICS CORP
(Exact name of registrant as specified in its charter)

Nevada	41-2281448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1st Avenue, Parque Lefevre, House #80 Panama City, Panama
(Address of principal executive offices)

(+011) (+507) 224-9709
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]   No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value	5,500,000 shares
(Class)	(Outstanding as at November 14, 2012)

SAFE DYNAMICS CORP

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form S-1/A, previously filed with the Commission on April 19, 2012.

SAFE DYNAMICS CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

SAFE DYNAMICS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

ASSETS
	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalent	$-	$300
Deferred offering costs	-	20,000

Total current assets	-	20,300

Total Assets	$-	$20,300

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$4,000	$33,386
Loans from related parties - Directors and stockholders	-	21,130

Total current liabilities	4,000	54,516

Total liabilities	4,000	54,516

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value, 200,000,000 shares
authorized; 5,500,000 and 3,000,000 shares issued and
outstanding, respectively	550	300
Additional paid-in capital	54,750	-
(Deficit) accumulated during the development stage	(59,300)	(34,516)

Total stockholders’ equity	(4,000)	(34,216)

Total Liabilities and Stockholders’ Equity	$-	$20,300

The accompanying notes to financial statements are an integral part of these financial statements.

SAFE DYNAMICS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

AND CUMULATIVE FROM INCEPTION (MAY 11, 2011)

THROUGH SEPTEMBER 30, 2012

(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2012	2011	2012	2011	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
Filing fees	-	1,313	-	1,313	2,386
Patent	-	-	-	15,000	15,000
Consulting	10,000	-	10,000	-	10,000
Professional fees	4,000	6,150	13,100	11,130	30,230
Other	495	-	1,489	-	1,489

Total expenses	14,495	7,463	24,589	27,443	59,105

(Loss) from Operations	(14,495)	(7,463)	(24,589)	(27,443)	(59,105)

Other Income (Expense)	-	-	(195)	-	(195)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(14,495)	$(7,463)	$(24,784)	$(27,443)	$(59,300)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	5,500,000	3,000,000	4,085,766	2,601,399

The accompanying notes to financial statements are an integral part of these financial statements.

SAFE DYNAMICS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

AND CUMULATIVE FROM INCEPTION

(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2012	2011	Inception

Operating Activities
Net (loss)	$(24,784)	$(27,443)	$(59,300)
Adjustments to reconcile net (loss) to net cash
(used) in operating activities:
Changes in net assets and liabilities-
Deferred offering costs	20,000	(20,000)	-
Accounts payable and accrued liabilities	(29,386)	27,793	4,000

Net Cash Used In Operating Activities	(34,170)	(19,650)	(55,300)

Investing Activities:	-	-	-

Net Cash Used In Investing Activities	-	-	-

Financing Activities:
Proceeds from stock issued	55,000	300	55,300
Proceeds from related party loans	19,246	19,650	40,376
Repayments of related party loans	(40,376)	-	(40,376)

Net Cash Provided By Financing Activities	33,870	19,950	55,300

Net Increase (Decrease) In Cash	(300)	300	-

Cash - Beginning Of Period	300	-	-

Cash - End Of Period	$-	$300	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these financial statements.

SAFE DYNAMICS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2012, and the results of its operations and its cash flows for the periods ended September 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2012.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. The carrying value of accounts payable and accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended September 30, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2012, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Common Stock

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

(5)  Income Taxes

The provision (benefit) for income taxes for the periods ended September 30, 2012 and 2011, was as follows (assuming a 23% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$5,700	$6,312
Amortization of patent	173	77
Change in valuation allowance	(5,873)	(6,389)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2012 and December 31, 2011, as follows:

	2012	2011

Loss carryforwards	$10,477	$4,604
Less - Valuation allowance	(10,477)	(4,604)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended September 30, 2012 and December 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2012, the Company had approximately $45,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(6)  Related Party Transactions

As described in Note 4, on May 30, 2011, the Company issued 3,000,000 shares of its common stock to Directors and officers for $300.

.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Corporate Background

We were incorporated in Delaware on May 11, 2011 and are a development stage company. On June 13, 2011, we entered into an exclusive worldwide patent sale agreement (the "Patent Transfer and Sale Agreement ") with Orit Tsaban, (the “Seller”), in relation to a patented technology (U.S. Patent Number: 7,589,434) (the “Patent”) for an anti-theft vehicle ignition system for an automobile. The patent and technology were transferred to us in exchange of payment to Orit Tsaban (the Seller) of US $15,000 (Fifteen Thousand United States Dollars), according to the terms and conditions specified in the Patent Transfer and Sale Agreement related to the U.S. Patent Number: 7,589,434.

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

Change of Control

On October 19, 2012, Mr. Claudio Ferrer acquired an aggregate of 3,000,000 shares of our common stock; of which 1,500,000 shares were purchased from Yitzchak Socolovsky and 1,500,000 shares were purchased from Akiva Shonfeld.  Both purchases were made in private transactions not involving our Company pursuant to Section 4(1) of the Securities Act of 1933, as amended.

In connection with the transactions, Mr. Ferrer became our majority shareholder, owning approximately 54.5% of our issued and outstanding common stock.  Yitzchak Socolovsky and Akiva Shonfeld are no longer principal shareholders of our Company.

Results of Operations

Revenues

We have not generated any revenues since our inception on May 6, 2010.  There can be no assurance that we will be able to generate or grow revenues in future periods.

Operating Expenses

In the course of our operations, we incur operating expenses composed largely of general and administrative costs and professional fees.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: research and development; licenses; taxes; general office expenses, such as postage, supplies and printing; utilities; bank charges; website costs; and other miscellaneous expenditures not otherwise classified.  Accounting fees include: auditing by our independent registered public accountants, bookkeeping, tax preparation fees for filing Federal and State income tax returns and other accounting-specific consulting services.  Professional fees include: transfer agent fees for printing stock certificates; consulting costs for marketing and advertising; general business development; and Edgarization fees for the submission of reports and information statements with the U.S. Securities and Exchange Commission.

For the three months ended September 30, 2012, we incurred operating expenses in the amount of $14,495.  During the comparable period ended September 30, 2011, operating expenses totaled $7,463.  The substantial increase in operating expenses during the three months ended September 30, 2011 compared to the three months ended September 30, 2012 is primarily attributable to $10,000 in consulting fees incurred during 2012.

In the nine month period ended September 30, 2012, our operating expenses were $24,589.  Comparably, operating expenses were $27,443 in the nine months ended September 30, 2011.  We expect to continue to incur professional and consulting fees for the foreseeable future, although we are unable to predict the amount of such expenses.

Since our inception on May 6, 2010 through September 30, 2012, aggregate operating expenditures were $59,105.

Net Losses

We have experienced net losses in all periods since our inception.  Our net losses for the three months ended September 30, 2012 and 2011 were $14,495 and $7,463, respectively.  During the nine months ended September 30, 2012 and 2011, net losses were $24,784 and $27,443, respectively.  Our net loss since the date of our inception through September 30, 2012 was $59,300.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

During the nine months ended September 30, 2012, we used $34,170 in cash for operating expenses and received cash of $33,870 from financing activities.  During this period, we sold 2,500,000 shares of our common stock in an offering registered with the Securities and Exchange Commission on Form S-1 for total gross proceeds of $75,000.  After deducting offering costs of $20,000, we realized total net offering proceeds of $55,000 in our registered offering.  Additionally, we borrowed $19,246 from related parties during the nine months ended September 30, 2012.  During the period, we also repaid $40,376 of loans due to related parties.  Through the nine months ended September 30, 2012, we experienced a net cash decrease of $300.

In the comparable nine month period ended September 30, 2011, we used $19,650 in operating activities and had $19,950 in net cash provided by financing activities.  Through the nine months ended September 30, 2011, we had a net increase in cash of $300.

As of September, 2012, we had $0 in cash and did not have any other cash equivalents.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively attempting to raise additional capital by conducting additional issuances of our equity and debt securities for cash.  The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this fact shall not materially change.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our current officers and directors appear sufficient at this time.  Our officers and directors work for us on a part-time basis, and are prepared to devote additional time, as necessary.  We do not expect to hire any additional employees over the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risks

This item is not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

Our significant business risks are described in our registration statement on Form S-1, to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of equity securities during the quarter ended September 30, 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)
(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

(INS) XBRL Instance Document
(SCH) XBRL Taxonomy Extension Schema Document
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Incorporated by reference to the Registration Statement on Form S-1, previously filed with the SEC on December 14, 2011.

8-K Filed Date	Item Number

October 23, 2012	Form 8-K
Item 5.01 Changes in Control of Registrant
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
Item 8.01 Other Events

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE DYNAMICS CORP
(Registrant)

Signature	Title	Date

/s/ Claudio Ferrer	President	November 14, 2012
Claudio Ferrer

/s/ Claudio Ferrer	Principal Accounting Officer	November 14, 2012
Claudio Ferrer	Chief Financial Officer