Form 10-K
period 2012-12-31
HORIZON MINERALS CORP.
filed 2013-04-15
CIK 1526726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number: 333-176798

HORIZON MINERALS CORP.
(Name of small business issuer in its charter)

Nevada	20-5543728
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Level 23, Citigroup Tower 33 Huayuanshiqiao Road Pudong, Shanghai, PRC China	200120
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (+011) (+507) 224-9709

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]   No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $75,000 as of April 15, 2013.

The number of shares outstanding of each of the issuer's classes of common equity, as of April 15, 2013 was 66,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

HORIZON MINERALS CORP.

FORM 10-K

For the year ended December 31, 2012

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

ITEM 1. BUSINESS

Business Development and Summary

We were incorporated in Delaware on May 11, 2011 and we are a development stage company. We were originally formed with the intent to develop an anti-theft vehicle ignition system, for which we acquired certain patents and other intellectual property.

On October 19, 2012, Mr. Claudio Ferrer acquired an aggregate of 36,000,000 shares of our common stock from our two founders, Yitzchak Socolovsky and Akiva Shonfeld, in private transactions not involving the company.  As a result of this transaction, Mr. Ferrer became our majority shareholder.  In connection with the change of control, we accepted the resignations of both Messrs. Socolovsky and Shonfeld and appointed Mr. Ferrer as sole officer and director.

On March 25, 2013, Mr. Yan Ming Lui acquired an aggregate of 36,000,000 shares of our common stock from Mr. Ferrer in a private transaction not involving the issuer. As a result of this transaction, Mr. Lui became our majority shareholder.  Also on March 25, 2013, our Board of Directors appointed Yan Ming Lui as a Director to fill a vacancy on the board. We then accepted the resignation of Mr. Ferrer from the offices of President, Secretary and Director.  Mr. Ferrer continues to serve as our Corporate Treasurer.  Mr. Lui was then appointed to fill the vacancies in the offices of President and Secretary.

Mr. Lui determined it was in the best interest of the company to effect a change in the direction of the business, as there were effectively no material operations since our incorporation. As a result, Mr. Lui is seeking to enter the gold and mineral mining industry.

On March 25, 2013, we amended our articles of incorporation to change our name from Safe Dynamics Corp. to Horizon Minerals Corp.  Additionally, we authorized a 12-for-1 forward stock split for each share of common stock outstanding without any action of the part of the holders. The par value of the common stock shall remain $0.0001 per share. This conversion shall apply to all shares of common stock. No fractional shares of common stock shall be issued upon the Forward Stock Split or otherwise.  All share amounts referenced in this annual report have been retroactively restated.

Our principal office is located c/o Yan Ming Lui, Level 23, Citigroup Tower, 33 Huayuanshiqiao Road 200120, Pudong, Shanghai, PRC China.

Products and Marketing Channels

(References and descriptions regarding Gold in this report are sourced from the World Gold Council and GFMS Ltd., www.gold.org).

We are an exploration stage company engaged in the acquisition and exploration of mineral properties and mining tailing reprocessing projects. We own no physical assets and have no claims, land or other rights to any property that could potentially be mined or explored for gold.  We seeks to identify interesting mineral properties and then stake, lease or otherwise acquire them, or acquire an interest in them, for the purpose of starting a mining operation. However, there is no assurance we will do so on terms satisfactory to our company.

If and when gold is produced by mining operations it will be processed to a saleable form at various precious metals refineries as gold ore or refined further. Once refined - generally large bars weighing approximately 12.5 kilograms (approximately 27.5 pounds) and containing 99.5% gold, or smaller bars weighing 1.0 kilograms or less with a gold content of 99.5% and above - the metal will be sold either through the refineries’ channels or directly to bullion banks and the proceeds paid to the company.

Bullion banks are registered commercial banks that deal in gold. They participate in the gold market by buying and selling gold and distribute physical gold bullion bought from mining companies and refineries to physical off take markets worldwide. Bullion banks hold consignment stocks in all major physical markets and finance these consignment stocks from the margins charged by them to physical buyers, over and above the amounts paid by such banks to mining companies for the gold.

Gold Market Characteristics

Gold price movements are largely driven by macro-economic factors such as expectations of inflation, currency fluctuations, interest rate changes or global or regional political events that are anticipated to impact on the world economy. Gold has played a role historically as a store of value in times of price inflation and economic uncertainty. This factor, together with the presence of significant gold holdings above ground, tends to dampen the impact of supply/demand fundamentals on the market. Trade in physical gold is, however, still important in determining a price floor, and physical gold, either in the form of bars or high-caratage jewelry, is still a major investment vehicle in the emerging markets of India, China and the Middle East.

Gold is relatively liquid compared to other commodity markets and significant depth exists in futures and forward gold sales on the various exchanges, as well as in the over-the-counter market.

Trends in Physical Gold Demand

Physical gold demand is dominated by the jewelry industry and the investment sector, which together account for almost 90% of total demand. The balance of gold supply is used in dentistry, electronics and medals.  While the quantity of gold used in jewelry consumption has decreased over the last decade, the investment market has largely taken up available supply. Investment in physical gold includes bar hoarding, coins, medals and other retail investment instruments as well as exchanges traded funds (“ETFs”), which have, since their inception in 2002, become well established as a vehicle for both retail and institutional investors and are now the sixth largest holders of gold, after the major central banks and the International Monetary Fund (“IMF”).

Newly-mined gold is not the only source of physical gold onto the market, and in fact accounts for just over 60% of supply. Due to its high value, gold is rarely destroyed and some 161,000 tons of gold (approximately 65 years of new mine supply at current levels) is estimated to exist in the form of jewelry, official sector gold holdings (central bank reserves) and private investment.

In 2008, gold was supplied onto the market from newly-mined production (2,385 tons), sales of gold by central banks (485 tons) as well as from sales of scrap gold (977 tons), largely from the jewelry trade.

Gold production

The process of producing gold can be divided into six main phases: finding the ore body; creating access to the ore body; removing the ore by mining or breaking the ore body; transporting the broken material from the mining face to the plants for treatment; processing; and refining. This basic process applies to both underground and surface operations.

The world’s principal gold refineries are based near major mining centers, or at major precious metals processing centers worldwide. In terms of capacity, the largest is the Rand Refinery in Germiston, South Africa. In terms of output, the largest is the Johnson Matthey refinery in Salt Lake City, U.S.

Rather than buying the gold and then selling it onto the market later, the refiner typically takes a fee from the miner.

Once refined, the bullion bars (with a purity of 99.5% or higher) are sold to bullion dealers who, in turn, trade with jewelry or electronics manufacturers or investors. The role of the bullion market at the heart of the supply-demand cycle - instead of large bilateral contracts between miner and fabricator - facilitates the free flow of metal and underpins the free market mechanism.

Competitive Business Conditions and Competitive Position

The mineral exploration industry is highly competitive. We are a new exploration stage company and have a weak competitive position in the industry. We compete with junior and senior mineral exploration companies, independent producers and institutional and individual investors who are actively seeking to acquire mineral exploration properties throughout the world together with the equipment, labor and materials required to operate on those properties. Competition for the acquisition of mineral exploration interests is intense with many mineral exploration leases or concessions available in a competitive bidding process in which we lack the technological information or expertise available to other bidders.

All of the mineral exploration companies with which we compete for financing and for the acquisition of mineral exploration properties have greater financial and technical resources than those available to us. Accordingly, these competitors are able to spend greater amounts on acquiring mineral exploration interests of merit or on exploring or developing their mineral exploration properties. This advantage could enable our competitors to acquire mineral exploration properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. Such competition will adversely impact our ability to attain the financing necessary for us to acquire further mineral exploration interests or explore and develop our current or future mineral exploration properties.

We also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to invest in such companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our acquisition or exploration programs if investors perceive that investments in our competitors are more attractive based on the merit of their mineral exploration properties or the price of the investment opportunity. In addition, we compete with both junior and senior mineral exploration companies for available resources, including, but not limited to, professional geologists, land specialists, engineers, camp staff, helicopters, float planes, mineral exploration supplies and drill rigs.

General competitive conditions may be substantially affected by various forms of energy legislation and/or regulation introduced from time to time by the governments of the United States and other countries, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for mineral exploration.

In the face of competition, we may not be successful in acquiring, exploring or developing profitable mineral properties or interests, and we cannot give any assurance that suitable mineral properties or interests will be available for our acquisition, exploration or development.

Government Regulation

Our operations are subject to extensive federal and state laws and regulations designed to conserve and prevent the degradation of the environment. These laws and regulations require obtaining various permits before undertaking certain exploration activities and may result in significant delays, substantial costs and the alteration of proposed operating plans. These requirements also necessitate significant capital outlays and may result in liability to the owner and operator of the property for damages that may result from specific operations or from contamination of the environment, all of which may prevent us from continuing to operate.

Our operations will be specifically subject to the statutes and related regulations administered by any jurisdiction in which we plan to operate.  We currently have no existing claim or stake for which we are seeking approvals, and thus cannot project what such statutes and regulations we may be subject to.

In general we are required to reclaim the land upon completion of mining activities should we become involved in mining activities. Certain of our property will likely be located on federal land, which also requires compliance with applicable requirements administered by the U.S. Department of the Interior, Bureau of Land Management. The foregoing regulations impose specific conditions on the nature and extent of surface disturbance, the manner in which exploration and mining can be conducted, the disposition of spent ore, the use and containment of chemical leachate and other solutions, spill prevention, liquid and solid waste disposition, ground water monitoring, and a number of other matters which if violated could result in fines, penalties or attendant adverse publicity.

We believe that we are currently in compliance with all applicable federal or state environmental regulations. Mining and exploration operations are also subject to both federal and state laws and regulations pertaining to employee health and safety.

Effect of Existing or Probable Government Regulations

Mineral exploration, including mining operations should we become involved in such operations at some future date, are subject to governmental regulation. Our operations may be affected in varying degrees by government regulation such as restrictions on production, price controls, tax increases, expropriation of property, environmental and pollution controls or changes in conditions under which minerals may be marketed. An excess supply of certain minerals may exist from time to time due to lack of markets and restrictions on exports. The marketability of metals such as gold will be affected by numerous factors beyond our control. These factors include market fluctuations and government regulations relating to prices, taxes, royalties, allowable production and importing and exporting minerals. The effect of these factors cannot be accurately determined.

Employees

Other than our current Officers, Yan Ming Sui and Claudio Ferrer, we have no other full time or part-time employees.  We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

Transfer Agent

We have engaged VStock Transfer LLC as our stock transfer agent, which is located at 150 West 46th Street 6th Floor NY , NY , 10036 , USA , 10036. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Description of Property

Our principal office is located c/o Yan Ming Lui, Level 23, Citigroup Tower, 33 Huayuanshiqiao Road 200120, Pudong, Shanghai, PRC China. We have been allowed to operate out of such location at no cost to the Company. We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities, or other form of property.

ITEM 1A. RISK FACTORS

This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this report. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

Risks Relating To Our Company

We do not expect positive cash flow from operations in the near term. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business.

We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

•

drilling, exploration and completion costs for future mining projects  beyond our expectations; or

•

we encounter greater costs associated with general and administrative expenses or offering costs.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. We can provide no assurances that any financing will be successfully completed.

Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and limited tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the exploration stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of gold and silver. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of gold, silver or other minerals, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

Exploration for mineral reserves is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing mines.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration programs do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

Because of the speculative nature of exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of new commercially exploitable quantities of minerals.

The search for valuable minerals as a business is extremely risky. Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

If our exploration costs are higher than anticipated, then our profitability will be adversely affected.

We are currently proceeding with exploration of our mineral properties on the basis of estimated exploration costs. If our exploration costs are greater than anticipated, then we will not be able to carry out all the exploration of the properties that we intend to carry out. Factors that could cause exploration costs to increase are: adverse weather conditions, difficult terrain and shortages of qualified personnel.

As we face intense competition in the mining industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

The mining industry is intensely competitive in all of its phases. Competition includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration and development programs may be slowed down or suspended.

As we undertake exploration of mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are numerous governmental regulations that materially restrict mineral exploration. We will be subject to the laws of any jurisdiction in which we may carry out our exploration programs. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in any jurisdiction may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements were prepared using the assumption that we will continue our operations as a going concern. We were incorporated on May 11, 2011, and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to secure additional equity or debt financing activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

Because our officers and directors have other outside business activities and will only be devoting up to a portion of their time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of our business activities.

Our Directors and officers are only engaged in our business activities on a part-time basis. This could cause the officers a conflict of interest between the amount of time they devote to our business activities and the amount of time required to be devoted to their other activities. Subsequent to the completion of this offering, we intend to increase our business activities in terms of business development, marketing and promotion. This increase in business activities may require that either our Directors or our Officers engage in our business activities on a full-time basis or that we hire additional employees; however, at this time, we do not have sufficient funds to pursue either option.

We may in the future issue additional shares of our common stock which would reduce investors’ ownership interests in the Company and which may dilute our share value. We do not need stockholder approval to issue additional shares.

Our certificate of incorporation authorizes the issuance of 200,000,000 shares of common stock, par value $0.0001 per share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement  to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Security and Exchange Commission relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement  from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We do not intend to pay cash dividends on our shares of common stock but rather, we intend to finance the development and expansion of our business, delaying or perhaps preventing investors from receiving a return on their shares.

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We use office space at Level 23, Citigroup Tower, 33 Huayuanshiqiao Road 200120, Pudong, Shanghai, PRC China.  Our officer, Yan Ming Lui, provides the office space at no charge to us.  We believe that this arrangement is suitable given that our current operations are primarily administrative.  We also believe that we will not need to lease additional administrative offices for at least the next 12 months.  There are currently no proposed programs for the renovation, improvement or development of the facilities we use.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

No Director, officer, significant employee, or consultant of Horizon Minerals Corp. has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of Horizon Minerals Corp. has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee, or consultant of Horizon Minerals Corp. has been convicted of violating a federal or state securities or commodities law.

Horizon Minerals Corp. is not a party to any pending legal proceedings.

No director, officer, significant employee or consultant of Horizon Minerals Corp. has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

We have been approved for listing on the OTCBB under the symbol "SFDY".  As of December 31, 2012, no public market in Horizon Minerals Corp.'s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  Horizon Minerals Corp. makes no representation about the value of its common stock.

On March 25, 2013, we amended our articles of incorporation to change our name from Safe Dynamics Corp to Horizon Minerals Corp.

On March 25, 2013, we authorized a 12-for-1 forward stock split for each share of Common Stock outstanding immediately prior to such time shall automatically and without any action of the part of the holders thereof occur. The par value of the Common Stock shall remain $0.0001 per share. This conversion shall apply to all shares of Common Stock. No fractional shares of Common Stock shall be issued upon the Forward Stock Split or otherwise.

Holders

As of the date of this filing, Horizon Minerals Corp. has 66,000,000 shares of $0.0001 par value common stock issued and outstanding held by 33 shareholders of record. We have engaged VStock Transfer LLC as our stock transfer agent , which is  located at 150 West 46th Street 6th Floor NY , NY , 10036 , USA , 10036. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Dividends

Horizon Minerals Corp. has never declared or paid any cash dividends on its common stock.  For the foreseeable future, Horizon Minerals intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including Horizon Minerals’ financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2012.

Recent Sales of Unregistered Securities

The following sets forth information regarding all sales of our unregistered securities during the past three years. None of the holders of the shares issued below have subsequently transferred or disposed of their shares and the list is also a current listing of the Company's stockholders.

On May 30, 2011 we issued a total of 36,000,000 shares of our common stock to 2 individuals, both of whom were former officers and directors of the company at the time of issuance. The purchase price for such shares was equal to their par value, $0.0001 per share, amounting in the aggregate for all 36,000,000 shares to $300. Neither of these transactions involved any underwriters, underwriting discounts or commissions or any public offering, and we believe these issuances were exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale were made in an offshore transaction and only to the aforementioned individuals who are all non-U.S. citizens, all in accordance with the requirements of Regulation S of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of  the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following: the Company's ability to secure necessary financing; expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.  Horizon Minerals Corp.’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; intense competition; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company's future financial and operating results, cash needs and demand for services; and the Company's ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Corporate Background

We were incorporated in Delaware on May 11, 2011 and we are a development stage company.  On June 13, 2011, we acquired certain patents and intellectual property related to an anti-theft vehicle ignition system.

On October 19, 2012, Mr. Claudio Ferrer acquired an aggregate of 36,000,000 shares of our common stock from our two founders, Yitzchak Socolovsky and Akiva Shonfeld, in private transactions not involving the company.  As a result of this transaction, Mr. Ferrer became our majority shareholder.  In connection with the change of control, we accepted the resignations of both Messrs. Socolovsky and Shonfeld and appointed Mr. Ferrer as sole officer and director.

On March 25, 2013, Mr. Yan Ming Lui acquired an aggregate of 36,000,000 shares of our common stock from Mr. Ferrer in a private transaction not involving the issuer.  As a result of this transaction, Mr. Lui became our majority shareholder.  Also on March 25, 2013, our Board of Directors appointed Yan Ming Lui as a Director to fill a vacancy on the board. We then accepted the resignation of Mr. Ferrer from the offices of President, Secretary and Director.  Mr. Ferrer continues to serve as our Corporate Treasurer.  Mr. Lui was then appointed to fill the vacancies in the offices of President and Secretary.

Mr. Lui determined it was in the best interest of the company to effect a change in the direction of the business, as there were effectively no material operations since our incorporation.  As a result, Mr. Lui is seeking to enter the gold and mineral mining industry.

On March 25, 2013, we amended our articles of incorporation to change our name from Safe Dynamics Corp. to Horizon Minerals Corp.  Additionally, we authorized a 12-for-1 forward stock split for each share of common stock outstanding without any action of the part of the holders. The par value of the common stock shall remain $0.0001 per share. This conversion shall apply to all shares of common stock. No fractional shares of common stock shall be issued upon the Forward Stock Split or otherwise.  All share amounts referenced in this annual report have been retroactively restated.

Results of Operations for the years ended December 31, 2012 and 2011

Due to the recent addition of new business operations and service lines, comparisons of operating results between the years ended December 31, 2012 and 2011 may not be materially reflective of our continuing and future operations.

Revenue

We have not generated any revenues since our incorporation on May 11, 2011

Costs and Operating Expenses

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

For the year ended December 31, 2012, we incurred operating expenses in the amount of $38,389.  During the comparable period ended December 31, 2011, operating expenses totaled $34,516.

Since our inception on May 11, 2011 through December 31, 2012, aggregate operating expenditures were $72,905.

Net Loss

We have experienced net losses in all periods since our inception.  Our net losses for the years ended December 31, 2012 and 2011 were $38,584 and $34,516, respectively.  Our net loss since the date of our inception through December 31, 2012 was $73,100.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

During the year ended December 31, 2012, we used $47,170 in cash for operating expenses and received cash of $46,870 from financing activities.  During this period, we sold 30,000,000 shares of our common stock in an offering registered with the Securities and Exchange Commission on Form S-1 for total gross proceeds of $75,000.  After deducting offering costs of $20,000, we realized total net offering proceeds of $55,000 in our registered offering.  We received $13,000 in funds in the form of donated capital, not expected to be repaid.  Additionally, we repaid $21,130 of loans owed to related parties during the year ended December 31, 2012.  Through the year ended December 31, 2012, we experienced a net cash decrease of $300.

In the comparable year ended December 31, 2011, we used $21,130 in operating activities and had $21,430 in net cash provided by financing activities.  Through the year ended December 31, 2011, we had a net increase in cash of $300.

As of December 31, 2012, we had $0 in cash and did not have any other cash equivalents.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively attempting to raise additional capital by conducting additional issuances of our equity and debt securities for cash.  The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.

Our management does expect to incur additional research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our directors.  Additionally, we believe that this fact shall not materially change.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-12) form part of the report on the Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Safe Dynamics Corp.:

We have audited the accompanying balance sheets of Safe Dynamics Corp. (a Delaware corporation in the development stage) as December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the periods ended December 31, 2012 and 2011, and from inception (May 11, 2011) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safe Dynamics Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the periods ended December 31, 2012 and 2011, and from inception (May 11, 2011) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2012, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Baltimore, Maryland

April 15, 2013

F1

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,
	2012	2011
Assets

Current assets:
Cash and cash equivalents	$-	$300
Deferred offering costs	-	20,000
Total current assets	-	20,300

Total Assets	$-	$20,300

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$4,800	$33,386
Loans from related parties - directors and stockholders	-	21,130
Total current liabilities	4,800	54,516

Total liabilities	4,800	54,516

Commitments and Contingencies

Stockholders’ (deficit)
Common stock, $0.0001 par value, 200,000,000 shares
authorized, 66,000,000 and 36,000,000 shares issued
and outstanding as of December 31, 2012 and 2011, respectively	6,600	3,600*
Additional paid-in capital	65,000	-
Deficit accumulated during development stage	(76,400)	(37,816)
Total stockholders’ (deficit)	(4,800)	(34,216)

Total liabilities and stockholders’ (deficit)	$-	$20,300

* Restated for forward stock split.  See note 7.

The accompanying notes are an integral part of these financial statements.

F2

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

				Inception
	For the years ended			(May 11, 2011)
	December 31,			Through
	2012	2011		December 31, 2012

Revenue	$-	$-		$-

Expenses:
Filing fees	800	2,386		3,186
General and administrative	1,489	-		1,489
Patent	-	15,000		15,000
Professional fees	36,100	17,130		53,230
Total expenses	38,389	34,516		72,905

(Loss) from Operations	(38,389)	(34,516)		(72,905)

Other Income (Expenses)
Foreign currency transaction loss	(195)	-		(195)
Total other income (expense)	(195)	-		(195)

Provision for income taxes	-	-		-

Net (Loss)	$(38,584)	$(34,516)		$(73,100)

(Loss) Per Common Share
(Loss) per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	53,295,082	33,089,364	*

* Restated for forward stock split.  See note 7.

The accompanying notes are an integral part of these financial statements.

F3

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGED IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (MAY 11, 2011)

THROUGH DECEMBER 31, 2012

				(Deficit)
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash
($0.0001 per share)	36,000,000	3,600	-	(3,300)	300

Net (loss) for the period	-	-	-	(34,516)	(34,516)

Balance, December 31, 2011	36,000,000	3,600	-	(37,816)	(34,216)

Common stock issued for cash
($0.03 per share)	30,000,000	3,000	72,000	-	75,000

Offering costs	-	-	(20,000)	-	(20,000)

Donated capital	-	-	13,000	-	13,000

Net (loss) for the period	-	-	-	(38,584)	(38,584)

Balance, December 31, 2012	66,000,000	$6,600	$65,000	$(76,400)	$(4,800)

* Restated for forward stock split.  See note 7.

The accompanying notes are an integral part of these financial statements.

F4

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			Inception
	For the years ended		(May 11, 2011)
	December 31,		Through
	2012	2011	December 31, 2012

Operating activities
Net loss	$(38,584)	$(34,516)	$(73,100)
Changes in net assets and liabilities:
Deferred offering costs	20,000	(20,000)	-
Accounts payable and accrued liabilities	(28,586)	(33,386)	4,800
Net cash (used in) operating activities	(47,170)	(15,419)	(68,300)

Financing activities
Donated capital	13,000	-	13,000
Proceeds from stock issued	55,000	300	55,300
Proceeds from related party loans	-	21,130	21,130
Repayments of related party loans	(21,130)	-	(21,130)
Net cash provided by financing activities	46,870	21,430	68,300

Net increase (decrease) in cash	(300)	300	-
Cash - beginning of the year	300	-	-
Cash - end of the year	$-	$300	$-

Supplemental disclosures:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

F5

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

The Company was organized May 11, 2011 under the laws of the State of Delaware, as Safe Dynamics Corp.  The Company is authorized to issue up to 200,000,000 shares of its $0.0001 par value common stock.  On March 25, 2013, the Board of Directors of the Company authorized and a majority of the stockholders of the Company ratified, by written consent, resolutions to change the name of the Company to Horizon Minerals Corp.

Also on March 25, 2013, the Company authorized a 12-for-1 forward stock split for each share of Common Stock outstanding immediately prior to such time shall automatically and without any action of the part of the holders thereof occur (the “Forward Stock Split”). The par value of the Common Stock shall remain $0.0001 per share. This conversion shall apply to all shares of Common Stock. No fractional shares of Common Stock shall be issued upon the Forward Stock Split or otherwise.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2012.

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

F6

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31,2012 and2011,the carrying value of accounts payable and accrued liabilities, and loans from related parties approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the periods ended December 31, 2012 and 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

F7

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

(2)  Development Stage Activities and Going Concern

The Company is currently in the exploration stage, and has limited operations. The business of the Company is to acquire, explore and mine mineral properties.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares (30,000,000 post stock split) of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. The Registration Statement was declared effective on April 19, 2012. On June 4, 2012, the Company issued 2,500,000 shares (30,000,000 post stock split) of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $75,000. The offering costs of $20,000 related to this capital formation activity were charged against the capital raised.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2012, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

F8

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(4)  Common Stock

On May 30, 2011, the Company issued 3,000,000 shares (36,000,000 post stock split) of its common stock to individuals who are Directors and officers of the company for $300.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares (30,000,000 post stock split) of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. The Registration Statement was declared effective on April 19, 2012. On  June 4, 2012, the Company issued 2,500,000 shares (30,000,000 post stock split) of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $75,000. The offering costs of $20,000 related to this capital formation activity were charged against the capital raised.

(5)  Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2012 and 2011, was as follows (assuming a 23% effective tax rate):

.	2012	2011

Current Tax Provision:
Federal-
Taxable income	$0	$0

Total current tax provision	$0	$0

Deferred Tax Provision:
Federal-
Loss carryforwards	$8,874	$7,939
Amortization of patent	0	0
Change in valuation allowance	(8,874)	(7,939)

Total deferred tax provision	$0	$0

The Company had deferred income tax assets as of December 31, 2012 and 2011, as follows:

.	2012	2011

Loss carryforwards	$16,813	$7,939
Less - Valuation allowance	(16,813)	(7,939)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2012 and 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2012, the Company had approximately $73,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

F9

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(5)  Income Taxes (continued)

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(6)  Related Party Transactions

As described in Note 4, on May 30, 2011, the Company issued 3,000,000 shares (36,000,000 post stock split) of its common stock to Directors and officers for $300.

(7)  Subsequent Events

On March 25, 2013, the Company amended its articles of incorporation to change its name from Safe Dynamics Corp. to Horizon Minerals Corp.

Additionally, the Company authorized a 12-for-1 forward stock split for each share of Common Stock outstanding immediately prior to such time shall automatically and without any action of the part of the holders thereof occur (the “Forward Stock Split”). The par value of the Common Stock shall remain $0.0001 per share. This conversion shall apply to all shares of Common Stock. No fractional shares of Common Stock shall be issued upon the Forward Stock Split or otherwise. All share and per share values for all periods presented in the accompanying financial statements are retroactively restated for the effect of the forward split.

F10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were effective for the period ended December 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the inappropriate application of US GAAP rules.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended December 31, 2012, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Horizon Minerals Corp.'s Directors are elected by the stockholders to a term of one (1) year and serve until their successors are elected and qualified.  The officers are appointed by the Board of Directors to a term of one (1) year and serves until his/her successor is duly elected and qualified, or until he/she is removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The names of our directors and executive officers and their positions are as follows:

Name	Position

Yan Ming Lui (2)	President, Secretary and Director

Claudio Ferrer (2)	Treasurer

Notes:

(1)

All directors hold office until the next annual meeting of the stockholders, which shall be held in May of 2013, and until successors have been elected and qualified.  Executive officers are appointed by the Board of Directors and hold office until they resign or are removed from office.

(2)

The officers and directors of Horizon Minerals have obligations to entities other than the Company.  The Company expects each individual to spend approximately not less than 10 hours per week on the Company’s business affairs, or as needed.

Background of Directors, Executive Officers, Promoters and Control Persons

Yan Ming Lui, President, Secretary and Director:  Mr. Lui is a venture capitalist currently residing in Shanghai, PRC where he has been providing corporate advisory services to private and public companies for over 10 years. Previous to this he was an associate at Fortune Capital Management Ltd., a Hong Kong investment banking firm, where he provided financial advisory services to clients in the natural resources and industrial sectors. His primary focus and area of expertise is in mergers and acquisitions, strategic due diligence, project positioning evaluation and corporate finance. Currently, he assists companies in accessing financing opportunities in Asia and abroad. As President, Mr. Lui will oversee the development of the company’s assets with an emphasis on revenue creation through production.

Claudio Ferrer, Treasurer:  From May 2005 to April 2008 Mr. Ferrer was employed with DELL Panama. He worked in the technical support and customer support divisions. From Nov 2008 to Dec 2009 Mr. Ferrer worked with HSBC of Panama in the customer support division with Visa and MC hardware. From Nov. 2010 to July 2011 Mr. Ferrer was the equipment specialist at Sitel (Samsung) Panama. He was the specialist responsible for all Samsung products support. From Nov 2011 to Sept 2012 he was employed with Hewlett Packard of Panama and was in charge of the technical support division specifically monitoring clients’ servers.

Family Relationships

None.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Audit Committee and Financial Expert

We do not have an Audit Committee. Our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our director and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and director, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our directors perform the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company.

Director Nomination Procedures

Nominees for Directors are identified and suggested by the members of the Board or management using their business networks. The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates and does not intend to in the near future. In selecting a nominee for director, the Board or management considers the following criteria:

1.

Whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to our affairs;

2.

Whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.

Whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to our current or future business, will add specific value as a Board member; and

4.

Whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2012, we received no recommendation for Directors from our stockholders.

We will consider for inclusion in our nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of our outstanding voting securities for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for our consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to our Secretary at the following address: Level 23, Citigroup Tower, 33 Huayuanshiqiao Road, Pudong, Shanghai 200120, PRC China.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2012 and 2011 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the two other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Yan Ming Lui	2012	0	0	0	0	0	0	0	0
President	2011	0	0	0	0	0	0	0	0

Claudio Ferrer	2012	0	0	0	0	0	0	0	0
Treasurer	2011	0	0	0	0	0	0	0	0

Yirzchak Socolvky	2012	0	0	0	0	0	0	0	0
Former President	2011	0	0	0	0	0	0	0	0

Akiva Shonfeld	2012	0	0	0	0	0	0	0	0
Former Principal	2011	0	0	0	0	0	0	0	0
Accounting Officer

Directors' Compensation

Our directors are not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses.  We have no formal or informal arrangements or agreements to compensate our director for services she provides as a director of our company.

Employment Contracts and Officers' Compensation

Since our incorporation, we have not paid any compensation to our officers, director and employees.  We do not have employment agreements.  Any future compensation to be paid will be determined by our Board of Directors, and an employment agreement will be executed.  We do not currently have plans to pay any compensation until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

Liability and Indemnification of Officers and Directors

Under our Articles of Incorporation, our directors are not liable for monetary damages for breach of fiduciary duty, except in connection with:

•

A breach of a director’s duty of loyalty to us or our stockholders;

•

Acts or omissions not in good faith or which involve intentional misconduct, fraud or a knowing violation of law;

•

A transaction from which a director received an improper benefit; or

•

An act or omission for which the liability of a director is expressly provided under Nevada law.

Our Articles of Incorporation and Bylaws require us to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts incurred or paid in settlement in connection with civil or criminal claims, actions, suits or proceedings against such persons by reason of serving or having served as officers, directors, or in other capacities, if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, in a criminal action or proceeding, if he had no reasonable cause to believe that his/her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of no contest or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to our best interests or that he or she had reasonable cause to believe his or her conduct was unlawful.  Indemnification as provided in our Bylaws will be made only as authorized in a specific case and upon a determination that the person met the applicable standards of conduct.  Insofar as the limitation of, or indemnification for, liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling us pursuant to the foregoing, or otherwise, we have been advised that, in the opinion of the SEC, such limitation or indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Director Independence

The Board of Directors has concluded that our director, Yan Ming Lui, is not independent in accordance with the director independence standards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the ownership of the Common Stock by (a) each person who, to the best of our knowledge, beneficially owned on that date more than 5% of our outstanding common stock, (b) each of our Directors and executive officers and (c) all current Directors and executive officers as a group. The following table is based upon an aggregate of 66,000,000 shares of our common stock outstanding as of the date of this annual report.

Title Of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership(1)	Percent of Class

Common	Yan Ming Lui, Level 23, Citigroup Tower, 33 Huayuanshiqiao Road 200120, Pudong, Shanghai, PRC China	36,000,000	55%

	All Directors and Officers as a group (1 persons)	36,000,000	55%

Note:

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholders or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

On May 30, 2011, we subscribed 18,000,000 shares of our common stock to Mr. Yitzchak Eliezer Socolovsky, our former President and Director, for a payment of $150 in cash. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On May 30, 2011, we subscribed 18,000,000 shares of our common stock to Mr. Akiva Shonfeld, our former Secretary and Director and Principal Financial Officer, for a payment of $150 in cash. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale were made only to a non-U.S. citizen, and transfer was restricted by us in accordance ith the requirements of the Securities Act of 1933.

On October 19, 2012, Mr. Claudio Ferrer acquired an aggregate of 36,000,000 shares of our common stock; of which 18,000,000 shares were purchased from Yitzchak Socolovsky and 18,000,000 shares were purchased from Akiva Shonfeld.  Both purchases were made in private transactions not involving the Registrant pursuant to Section 4(1) of the Securities Act of 1933, as amended.

On March 25, 2013, Mr. Yan Ming Lui acquired an aggregate of 36,000,000 shares of our common stock from Mr. Claudio Ferrer.  The purchase was made in a private transaction not involving the Registrant pursuant to Section 4(1) of the Securities Act of 1933, as amended.

Promoters and Certain Control Persons

We did not have any promoters at any time since our inception.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2012 and 2011 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2012	2011

Audit fees	$ 12,500	$ 8,000
Audit-related fees	-	-
Tax fees	-	500
All other fees	-	-

Total fees	$ 12,500	$ 8,500

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

Documents Filed as part of this report

1.

The financial statements listed in the "Index to Financial Statements" are filed as part of this report.

2.

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b)

Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HORIZON MINERALS CORP.
(Registrant)

By: /s/ Yan Ming Lui
Yan Ming Lui, President & CEO

In accordance with the requirements of the Securities Act of 1933, this Annual Report was signed by the following persons in the capacities and on the dates stated:

Signature	Title	Date

/s/ Yan Ming Lui	President, CEO and Director	April 15, 2013
Yan Ming Lui

/s/ Claudio Ferrer	Chief Financial Officer	April 15, 2013
Claudio Ferrer

/s/ Claudio Ferrer	Chief Accounting Officer	April 15, 2013
Claudio Ferrer

EXHIBIT INDEX

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101	Interactive Data File

(INS) XBRL Instance Document

(SCH) XBRL Taxonomy Extension Schema Document

(CAL) XBRL Taxonomy Extension Calculation Linkbase Document

(DEF) XBRL Taxonomy Extension Definition Linkbase Document

(LAB) XBRL Taxonomy Extension Label Linkbase Document

(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1, previously filed with the SEC on September 13, 2011.