Form 10-Q
period 2013-05-15
HORIZON MINERALS CORP.
filed 2013-05-15
CIK 1526726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-176798

HORIZON MINERALS CORP
(Exact name of registrant as specified in its charter)

Nevada	41-2281448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 23, Citigroup Tower 33 Huayuanshiqiao Road Pudong, Shanghai, PRC China
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

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value	66,000,000 shares
(Class)	(Outstanding as at May 15, 2013)

HORIZON MINERALS CORP

PART I – FINANCIAL INFORMATION

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

HORIZON MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2013	2012
Assets	(Unaudited)	(Audited)

Current Assets:
Cash and cash equivalent	$-	$-

Total current assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$4,300	$4,800

Total current liabilities	4,300	4,800

Total liabilities	4,300	4,800

Commitments and Contingencies

Stockholders’ (deficit)
Common stock, $0.0001 par value, 200,000,000 shares
authorized; 66,000,000 shares issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	6,600	6,600	*
Additional paid-in capital	69,732	65,000	*
Deficit accumulated during the development stage	(80,632)		(76,400)

Total stockholders’ deficit	(4,300)		(4,800)

Total Liabilities and Stockholders’ Deficit	$-	$-

* Restated for forward stock split.  See note 4.

The accompanying notes to financial statements
are an integral part of these financial statements.

HORIZON MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			Inception
	For the three months ended		(May 11, 2011)
	March 31,		through
	2012	2011	March 31, 2013

Revenue	$-	$-	$-

Expenses:
Filing fees	-	-	3,186
General and administrative	732	-	2,221
Patent	-	-	15,000
Professional fees	3,500	4,000	56,730

Total expenses	4,232	4,000	77,137

(Loss) from Operations	(4,232)	(4,000)	(77,137)

Other Income (Expense)
Foreign currency transaction los	-	-	(195)

Total expenses	-	-	(195)

Provision for income taxes	-	-	-

Net (Loss)	$(4,232)	$(4,000)	$(77,332)

(Loss) Per Common Share:
(Loss) per common share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common
Shares Outstanding – Basic and Diluted	66,000,000	36,000,000	*

* Restated for forward stock split.  See note 4.

The accompanying notes to financial statements
are an integral part of these financial statements.

HORIZON MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Inception
	For the three months ended		(May 11, 2011)
	September 30,		through
	2012	2011	March 31, 2013

Operating Activities
Net loss	$(4,232)	$(4,000)	$(77,332)
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	(500)	(14,000)	4,300

Net cash (used in) operating activities	(4,732)	(18,000)	(73,032)

Financing Activities:
Donated capital	4,732	-	17,732
Proceeds from stock issued	-	-	55,300
Proceeds from related party loans	-	18,000	21,130
Repayments of related party loans	-	-	(21,130)

Net Cash Provided By Financing Activities	4,732	18,000	73,032

Net Increase (Decrease) In Cash	-	-	-

Cash – Beginning Of Period	-	300	-

Cash – End Of Period	$-	$300	$-

Supplemental Disclosure of Cash Flow Information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements
are an integral part of these financial statements.

HORIZON MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – HISTORY AND ORGANIZATION

Safe Dynamics corp. (the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on May 11, 2011, with the intent to develop an anti-theft vehicle ignition system, for which we acquired certain patents and other intellectual property. On March 25, 2013, the Company amended its articles of incorporation to change its name from Safe Dynamics Corp to Horizon Minerals Corp., with the intent to enter the gold and mineral mining industry.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2012. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

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

HORIZON MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments
The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

General and administrative expenses
The significant components of general and administrative expenses consist solely of legal and professional fees.

Loss per share
Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2013 and 2012.

Dividends
The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Contingencies
The Company is not currently a party to any pending or threatened legal proceedings.  Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Recent pronouncements
The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

HORIZON MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $80,632 as of March 31, 2013. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital.  The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – STOCKHOLDERS’ EQUITY

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

On May 30, 2011, the Company issued 3,000,000 shares (36,000,000 post stock split) of its common stock to former Directors and officers of the company for $300.

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

During the three months ended March 31, 2013, there have been no other issuances of common stock.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,""expects," "intends,""plans,""anticipates,""estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

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

Results of Operations

Revenues

We have not generated any revenues since our inception on May 11, 2011.  There can be no assurance that we will be able to generate or grow revenues in future periods.

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

For the three months ended March 31, 2013, we incurred operating expenses in the amount of $4,232.  During the comparable period ended March 31, 2012, operating expenses totaled $4,000.  Since our inception on May 11, 2011 through March 31, 2013, aggregate operating expenditures were $77,137.

Net Losses

We have experienced net losses in all periods since our inception.  Our net losses for the three months ended March 31, 2013 and 2012 were $4,232 and $4,000, respectively.

After accounting for a foreign current transaction loss in the amount of $195, our net loss since the date of our inception through March 31, 2013 was $77,332.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

During the three months ended March 31, 2013, we used $4,732 in cash for operating expenses and received cash of $4,732 from financing activities in the form of capital donated by related parties, which funds are not expected to be repaid.

In the comparable period ended March 31, 2012, we used $18,000 in operating activities and had $18,000 in net cash provided by financing activities.  All financing was provided by related parties in the form of loans payable.

As of March 31, 2013, we had $0 in cash and did not have any other cash equivalents.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively attempting to raise additional capital by conducting additional issuances of our equity and debt securities for cash.  The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

PART II – OTHER INFORMATION

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

(INS) XBRL Instance Document
(SCH) XBRL Taxonomy Extension Schema Document
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1, previously filed with the SEC on December 14, 2011.

8-K Filed Date	Item Number

April 1, 2013	Form 8-K
Item 5.03 Changes in Control of Registrant

April 3, 2013	Form 8-K
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

HORIZON MINERALS CORP
(Registrant)

Signature	Title	Date

/S/ Yan Ming Lui	President	May 15, 2013
Yan Ming Lui

/S/ Claudio Ferrer	Principal Accounting Officer	May 15, 2013
Claudio Ferrer	Chief Financial Officer