Form 10-Q
period 2013-06-30
HORIZON MINERALS CORP.
filed 2013-08-13
CIK 1526726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value	66,000,000 shares
(Class)	(Outstanding as at August 13, 2013)

HORIZON MINERALS CORP

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K, previously filed with the Commission on April 15, 2013.

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30,	December 31,
	2013	2012
Assets	(Unaudited)	(Audited)

Current Assets:
Cash and cash equivalent	$-	$-

Total current assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$6,499	$4,800

Total current liabilities	6,499	4,800

Total liabilities	6,499	4,800

Commitments and Contingencies

Stockholders’ (deficit)
Common stock, $0.0001 par value, 200,000,000 shares
authorized; 66,000,000 shares issued and outstanding
as of June 30, 2013 and December 31, 2012, respectively	6,600	6,600*
Additional paid-in capital	73,232	65,000
Deficit accumulated during the development stage	(86,331)	(76,400)*

Total stockholders’ deficit	(6,499)	(4,800)

Total Liabilities and Stockholders’ Deficit	$-	$-

* Restated for forward stock split.  See note 4.

The accompanying notes to financial statements

are an integral part of these financial statements.

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

					Inception
	For the three months ended		For the six months ended		(May 11, 2011)
	June 30,		June 30,		through
	2013	2012	2013	2012	June 30, 2013

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses:
Filing fees	700	-	700	-	3,886
General and administrative	2,249	994	2,981	994	4,470
Patent	-	-	-	-	15,000
Professional fees	2,750	5,100	6,250	9,100	59,480

Total expenses	5,699	6,094	9,931	10,094	82,836

(Loss) from Operations	(5,699)	(6,094)	(9,931)	(10,094)	(82,836)

Other Income (Expense)
Foreign currency transaction los	-	(195)	-	(195)	(195)

Total expenses	-	(195)	-	(195)	(195)

Provision for income taxes	-	-			-

Net (Loss)	$ (5,699)	$ (6,287)	$ (9,931)	$ (10,094)	$ (83,031)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	66,000,000	44,901,096	66,000,000	40,450,548	*

* Restated for forward stock split.  See note 4.

The accompanying notes to financial statements

are an integral part of these financial statements.

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Inception
	For the six months ended		(May 11, 2011)
	June 30,		through
	2013	2012	June 30, 2013

Operating Activities
Net loss	$(9,931)	$(10,289)	$(83,031)
Changes in net assets and liabilities-
Deferred offering costs	-	20,000	-
Accounts payable and accrued liabilities	1,699	(10,200)	6,499

Net cash (used in) operating activities	(8,232)	(489)	(76,532)

Financing Activities:
Donated capital	8,232	-	21,232
Proceeds from stock issued	-	55,000	55,300
Proceeds from related party loans	-	19,246	21,130
Repayments of related party loans	-	-	(21,130)

Net Cash Provided By Financing Activities	8,232	74,246	76,532

Net Increase (Decrease) In Cash	-	73,757	-

Cash - Beginning Of Period	-	300	-

Cash - End Of Period	$-	$74,057	$-

Supplemental Disclosure of Cash Flow Information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements

are an integral part of these financial statements.

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of June 30, 2013 and 2012.

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

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $86,331 as of June 30, 2013. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 - STOCKHOLDERS’ EQUITY

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

During the three months ended June 30, 2013, there have been no other issuances of common stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

For the three months ended June 30, 2013, we incurred total expenses in the amount of $5,699.  During the comparable period ended June 30, 2012, operating expenses totaled $6,094, as well as a foreign currency transaction loss in the amount of $195, bringing our total expenses during the period to $6,289.

During the six months ended June 30, 2013, our total expenses were $9,931.  In comparison, we had $10,094 in operating expenses and a foreign currency transaction loss of $195 during the similar period ended June 30, 2012.  Total expenses in the six month period ended June 30, 2012 was $10,289.

Since our inception on May 11, 2011 through June 30, 2013, aggregate expenditures were $83,031.

Net Losses

We have experienced net losses in all periods since our inception.  Our net losses for the three months ended June 30, 2013 and 2012 were $5,699 and $6,289, respectively.  During the six month periods ended June 30, 2013 and 2012, we incurred net losses of $9,931 and $10,289, respectively.

Our net loss since the date of our inception through June 30, 2013 was $83,031.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

During the six months ended June 30, 2013, we used $8,232 in cash for operating expenses and received cash of $8,232 from financing activities in the form of capital donated by unrelated parties, which funds are not expected to be repaid.

In the comparable period ended June 30, 2012, we used $489 in operating activities and had $74,246 in net cash provided by financing activities.  Financing during the six months ended June 30, 2012 was provided by related parties in the form of $19,246 in loans payable, as well as sales of common stock totaling $55,000.

As of June 30, 2013, we had $0 in cash and did not have any other cash equivalents.  Our management believes this amount is not sufficient to maintain our operations for at least the next 12 months.  We are actively attempting to raise additional capital by conducting additional issuances of our equity and debt securities for cash.  The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of equity securities during the quarter ended June 30, 2013.

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

HORIZON MINERALS CORP
(Registrant)

Signature	Title	Date

/s/ Yan Ming Lui	President	August 13, 2013
Yan Ming Lui

/s/ Claudio Ferrer	Principal Accounting Officer	August 13, 2013
Claudio Ferrer	Chief Financial Officer