Form 10-Q
period 2013-09-30
HORIZON MINERALS CORP.
filed 2013-11-14
CIK 1526726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013
Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-176798

HORIZON MINERALS CORP
(Exact name of registrant as specified in its charter)

Delaware	41-2281448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9101 West Sahara Avenue Suite 105 - 197 Las Vegas, Nevada 89117 (Address of principal executive offices)

(587) 984-2321
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value	66,000,000 shares
(Class)	(Outstanding as at November 14, 2013)

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

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	September 30,	December 31,
	2013	2012
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$-	$-
Total current assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$6,981	$4,800
Total current liabilities	6,981	4,800

Total liabilities	6,981	4,800

Commitments and Contingencies

Stockholders' (deficit)
Common stock, par value $0.0001 per share, 200,000,000 shares authorized, 66,000,000 shares issued and outstanding
as of September 30, 2013 and December 31, 2012	6,600	6,600
Additional paid-in capital	79,330	65,000
Deficit accumulated during development stage	(92,911)	(76,400)
Total stockholders' deficit	(6,981)	(4,800)

Total Liabilities and Stockholders' Deficit	$-	$-

* Restated for forward stock split. See note 4

The accompanying notes are an integral part of these interim financial statements.

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

							Inception
	For the three months ended			For the nine months ended			(May 11, 2011)
	September 30,			September 30,			through
	2013	2012		2013	2012		September 30, 2013

Revenue	$-	$-		$-	$-		$-

Expenses:
Filing fees	1,000	-		1,700	-		4,886
General and administrative	199	10,495		3,181	11,489		4,669
Patent	-	-		-	-		15,000
Professional fees	5,380	4,000		11,630	13,100		64,860
Total expenses	6,579	14,495		16,511	24,589		89,415

(Loss) from Operations	(6,579)	(14,495)		(16,511)	(24,589)		(89,415)

Other Income (Expense)
Foreign currency transaction loss	-	-		-	(195)		(195)
Total other income (expense)	-	-		-	(195)		(195)

Provision for income taxes	-	-		-	-		-

Net (Loss)	$(6,579)	$(14,495)		$(16,511)	$(24,784)		$(89,610)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)		$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	66,000,000	66,000,000	*	66,000,000	49,029,192	*

* Restated for forward stock split. See note 4

The accompanying notes are an integral part of these interim financial statements.

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Inception
	For the nine months ended		(May 11, 2011)
	September 30,		through
	2013	2012	September 30, 2013
Operating activities
Net loss	$(16,511)	$(24,784)	$(89,610)
Changes in net assets and liabilities:
Deferred offering costs	-	20,000	-
Accounts payable and accrued liabilities	2,181	(29,386)	6,981
Net cash used in operating activities	(14,330)	(34,170)	(82,629)

Financing activities
Donated capital	14,330	-	27,329
Proceeds from stock issuance	-	55,000	55,300
Proceeds from related party loans	-	19,246	40,376
Repayments of related party loans	-	(40,376)	(40,376)
Net cash provided by financing activities	14,330	33,870	82,629

Net decrease in cash	-	(300)	-
Cash - beginning	-	300	-
Cash - ending	$-	$-	$-

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements.

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION

Horizon Minerals Corp. (the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on May 11, 2011, with the intent to develop an anti-theft vehicle ignition system, for which the Company acquired certain patents and other intellectual property. On March 25, 2013, the Company amended its articles of incorporation to change its name from Safe Dynamics Corp. to Horizon Minerals Corp., with the intent to enter the gold and mineral mining industry.

On March 25, 2013, the Company effected a 12-for-1 forward stock split for each share of Common Stock outstanding immediately prior to March 25, 2013 (the “Forward Stock Split”). The par value of the Common Stock remained $0.0001 per share. This conversion was applied to all shares of Common Stock. No fractional shares of Common Stock were issued upon the Forward Stock Split. All share and per share values for all periods presented in the accompanying financial statements are retroactively restated for the effect of the forward split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim financial statements included herein, have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. All amounts are expressed in US dollars, unless otherwise indicated.

These interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2012. The Company follows the same accounting policies in the preparation of interim reports.

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

General and administrative expenses

The significant components of general and administrative expenses are consulting, corporate communication and transfer agent fees.

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2013 and 2012.

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

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As of September 30, 2013, the Company has not achieved profitable operations and has accumulated a deficit of $92,911.  Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 4 - STOCKHOLDERS’ EQUITY

On March 25, 2013, the Company effected a 12-for-1 forward stock split for each share of Common Stock outstanding immediately prior to March 25, 2013 (the “Forward Stock Split”) without affecting the par value of the Common Stock, which remained $0.0001 per share. This conversion applied to all shares of Common Stock and no fractional shares of Common Stock were issued upon the Forward Stock Split.

Aside from the above Forward Stock Split, the Company did not have any other equity transactions during the nine months ended September 30, 2013.

NOTE 5 - DONATED SERVICES

During the nine months ended September 30, 2013, the Company incurred the following fees with various vendors, which were paid on behalf of the Company by an unrelated party without requirement for the payments to be reimbursed. These payments were recorded as donated capital.

Amount
Transfer agent fees	$ 2,348
Accounting and audit fees	9,500
Filing fees	1,000
Legal fees	1,482
Total donated capital	$ 14,330

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

Mr. Lui determined it was in the best interest of the company to effect a change in the direction of the business, as there were effectively no material operations since our incorporation.  As a result, the Company is seeking to enter the gold and mineral mining industry.

On March 25, 2013, we amended our articles of incorporation to change our name from Safe Dynamics Corp to Horizon Minerals Corp.

On March 25, 2013, the Company effected a 12-for-1 forward stock split for each share of Common Stock outstanding immediately prior to March 25, 2013 (the “Forward Stock Split”). The par value of the Common Stock remained $0.0001 per share. This conversion was applied to all shares of Common Stock. No fractional shares of Common Stock were issued upon the Forward Stock Split.

On September 19, 2013, Mr. Yan Ming Lui resigned as the President, Secretary and Director of the Company, the Company appointed Robert Fedun as the President, Secretary and a Director of the Company.

Results of Operations

Summary of Financial Condition

Table 1 summarizes and compares our financial condition at the nine months ended September 30, 2013, to the year-ended December 31, 2012.

Table 1: Comparison of financial condition

	September 30, 2013	December 31, 2012
Working capital deficit	$(6,981)	$(4,800)
Current assets	$ -	$ -
Total liabilities	$ 6,981	$ 4,800
Common stock and additional paid in capital	$85,930	$71,600
Deficit	$92,911	$76,400

Selected Financial Results

Three and Nine Months Ended September 30, 2013 and September 30, 2012

	Three Months Ended September 30,		Percentage Increase / (Decrease)	Nine Months Ended September 30,		Percentage Increase / (Decrease)
	2013	2012		2013	2012
Operating expenses:
Filing fees	$ 1,000	$ -	n/a	$ 1,700	$ -	n/a
General and administrative	199	10,495	(98.1)%	3,181	11,489	(72.3)%
Professional fees	5,380	4,000	34.5%	11,630	13,100	(11.2)%
Net loss from operations	6,579	14,495	(54.61)%	16,511	24,589	(32.9)%
Foreign exchange	-	-	n/a	-	(195)	n/a
Net loss	$6,579	$ 14,495	(54.61)%	$ 16,511	$24,784	(33.4)%

Revenues

We have not generated any revenues since our inception on May 11, 2011 and there can be no assurance that we will be able to generate or grow revenues in future periods.

Expenses

During the three months ended September 30, 2013, our expenses decreased by $7,916 or 54.61% from $14,495 for the three months ended September 30, 2012 to $6,759 for the three months ended September 30, 2013. The decrease was primarily caused by $10,000 in consulting fees charged to the Company during the three months ended September 30, 2012.

During the nine months ended September 30, 2013, our expenses decreased by $8,273 or 33.4% from $24,784 for the nine months ended September 30, 2012 to $16,511 for the nine months ended September 30, 2013. The decrease was primarily caused by $10,000 in consulting fees charged to the Company during the nine months ended September 30, 2012 and higher audit and review costs during the same period.

Since our inception on May 11, 2011 through September 30, 2013, we accumulated $89,610 in losses from operations.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Cash used in operating activities	$ (14,330)	$ (34,170)
Cash provided by financing activities	14,330	33,870
Net decrease in cash during period	$ -	$ (300)

During the nine months ended September 30, 2013, we used $14,330 in cash for operating expenses which were offset by $14,330 received from financing activities in the form of capital donated by unrelated parties; these funds are not expected to be repaid.

In the comparable period ended September 30, 2012, we used $34,170 in operating activities which were funded by $74,246 received from financing activities.  Of the total $74,246, $19,246 were received in loans from related parties and $55,000 from the sales of our common stock. During the same period, we repaid $40,376 in loans to related and unrelated parties.

As of September 30, 2013, we had $0 in cash and did not have any other cash equivalents, which is not adequate to maintain our operations for at least the next 12 months.  We are actively attempting to raise additional capital by conducting additional issuances of our equity and debt securities for cash.  The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Plant and Equipment

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

Related Party Transactions

During the nine months ended September 30, 2012 we borrowed $19,246 from related parties and repaid $40,376 to related parties. We did not have any transactions with related parties during the nine months period ended September 30, 2013.

We have not paid for expenses on behalf of any of our directors. Our officers and directors work for us on a part-time basis, and are prepared to devote additional time, as necessary.

Going Concern Consideration

Our auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated in the near future. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls over financial reporting

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of equity securities during the quarter ended September 30, 2013.

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

HORIZON MINERALS CORP
(Registrant)

Signature	Title	Date

/s/ Robert Fedun Robert Fedun	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	November 14, 2013