Form 10-K
period 2013-12-31
HORIZON MINERALS CORP.
filed 2014-03-31
CIK 1526726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-176798

HORIZON MINERALS CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-2281448 (I.R.S. Employer Identification No.)

9101 West Sahara Avenue Suite 105 - 197 Las Vegas, Nevada (Address of principal executive offices)	89117 (Zip Code)

Registrant’s telephone number, including area code: (587) 984-2321

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common stock - $0.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[X] Yes [] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $30,000,000 as of June 28, 2013.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 28, 2014
common stock - $0.0001 par value	66,000,000

FORWARD LOOKING STATEMENTS

Unless the context otherwise requires, all references in this report to “Horizon”, “the Company,” “we,” “us,” or “our” are to Horizon Minerals Corp.

Certain statements contained in this Annual Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption, "Part I - Item 1A. Risk Factors,” and elsewhere in this Annual Report.

Forward looking statements are based on the reasonable assumptions, estimates, analysis and opinions of management made in light of its experience and perception of trends, current conditions and expected developments, as well as other factors that management believes to be relevant and reasonable at the date such statements are made.

We intend to discuss in our Quarterly Reports and Annual Reports any events or circumstances that occurred during the period to which such documents relate that are reasonably likely to cause actual events or circumstances to differ materially from those disclosed in this Annual Report.  New factors emerge from time to time, and it is not possible for management to predict all of such factors and to assess in advance the impact of each such factor on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward looking statements.

We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the "Exchange Act").

PART I

ITEM 1. BUSINESS

Business Development and Summary

We were incorporated in Delaware on May 11, 2011.  We currently have no business operations or significant assets.  We are a development stage company and plan to identify and acquire a business.

Corporate Developments

During the year ended December 31, 2013, we experienced the following significant corporate developments:

1.   On March 25, 2013, Mr. Yan Ming Lui acquired an aggregate of 36,000,000 shares of our common stock from Mr. Ferrer in a private transaction not involving the issuer.  As a result of this transaction, Mr. Lui became our majority shareholder.  Also on March 25, 2013, our Board of Directors appointed Yan Ming Lui as a Director to fill a vacancy on the board. We then accepted the resignation of Mr. Ferrer from the offices of President, Secretary and Director.  Mr. Lui was then appointed to fill the vacancies in the offices of President and Secretary.

2.   Following Mr. Lui’s appointment as a member of our board of directors, it was determined that it was in the best interest of the company to effect a change in the direction of the business, as there were effectively no material operations since our incorporation.  As a result, we sought to acquire a mineral property focused on gold and other precious metals.

3.   On March 25, 2013, we amended our articles of incorporation to change our name from Safe Dynamics Corp to Horizon Minerals Corp.

4.   Also on March 25, 2013, we effected a 12-for-1 forward stock split for each share of Common Stock outstanding immediately prior to March 25, 2013 (the “Forward Stock Split”). The par value of the Common Stock remained $0.0001 per share. This conversion was applied to all shares of Common Stock. No fractional shares of Common Stock were issued upon the Forward Stock Split.

5.   On September 19, 2013, Mr. Yan Ming Lui resigned as our President, Secretary and Director and we appointed Robert Fedun as the President, Secretary and a Director.

6.   Subsequent to the fiscal year ended December 31, 2013, on March 15, 2014, we signed a letter of intent with Boomchat Inc. (“Boomchat”) to acquire all issued and outstanding shares of the Common Stock of Boomchat in exchange for 36,000,000 shares of our Common Stock.

7.   Subsequent to the fiscal year ended December 31, 2013, on March 27, 2014, we appointed Robert Fedun our treasurer to replace outgoing treasurer Caludio Ferrer. As a result of this change, Robert Fedun is now our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director.

Letter of Intent with Boomchat

On March 15, 2014, we entered into a letter of intent (the “Letter of Intent”) with Boomchat Inc. (“Boomchat”) whereby the Company and Boomchat agreed to negotiate a definitive agreement (the “Definitive Agreement”) with the purpose of completing a business combination between the Company and Boomchat.

The Letter of Intent provides the proposed terms of the Definitive Agreement will be as follows:

(a) We will acquire all of the issued and outstanding shares of Boomchat and, in consideration of which, we will issue the shareholders of Boomchat a total of 36,000,000 shares of our common stock; and

(b) We will make the following cash payments to Boomchat:

(i) $50,000 upon signing a Definitive Agreement;

(ii) $100,000 on or before 30 days from the date of signing the Definitive Agreement; and

(iii) $100,000 on or before 60 days from the date of signing the Definitive Agreement

In conjunction with closing the transaction, Robert Fedun, our sole executive officer and director, will resign as an executive officer and director, and Robert Coleridge, being the principal of Boomchat, will be appointed as our new Chief Executive Officer and director.

The parties have agreed to enter into the Definitive Agreement by April 15, 2014, which is conditional upon each party conducting their due diligence on the financial condition, affairs and the assets of the other party, and obtaining results that are to their satisfaction by the close of business on March 30, 2014, which due diligence period can be extended by written consent of both parties.

Boomchat Inc. is a private Nevada corporation that provides technology solutions to smartphone users world wide. Boomchat’s private image and video sharing solution is based on a newly developed scripting engine that can be deployed on multiple platforms, furthermore, it is written for secured cloud servers and can be deployed worldwide. The system will be available for download as an application that can be installed on majority of smartphones and will enable its users to share private media on demand and distribute it to controlled lists of recipients for pre-set time only.

As of the date of this Annual Report, we have not finalized our due diligence process and there is no assurance that it will result in the Definitive Agreement.

In the event that the Definitive Agreement will not be consummated, we will continue to seek to acquire a business for our company.  No assurance can be given that we will be successful in finding or acquiring a viable target business.  Furthermore, no assurance can be given that any business opportunity, which does occur, will be on terms that are favorable to us or our current stockholders.

Competition

Until we sign the Definitive Agreement, we will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial organizations which have significantly greater financial and personnel resources and technical expertise than we have. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

We expect to encounter substantial competition in our efforts to locate attractive business combination opportunities.  The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, and brokerage firms.  Some of these types of organizations are likely to be in a better position than our company to obtain access to attractive business acquisition candidates either because they have greater experience, resources and managerial capabilities than we have, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons.

Patents/Trade Marks/Licenses/Franchises/Concessions/Royalty Agreements or Labor Contracts

We do not currently own any patents or trade marks, and are not party to any franchise agreements, concessions or labor contracts.

Expenditures on Research and Development During the Last Two Fiscal Years

We have not spent any funds on research and development activities in the last two fiscal years, and we are not currently conducting any research and development activities.

Employees

As of the date of this Annual Report we do not have any employees.  Management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is going through the due diligence process on the possible transaction with Boomchat Inc.  The need for employees and their availability will be addressed in connection with the decision whether or not the Definitive Agreement will be ratified as well as the future development of the business.

Transfer Agent

We have engaged VStock Transfer LLC as our stock transfer agent, which is located at 77 Spruce Street, Suite 201, Cedarhurst, New York 11516. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Description of Property

Our principal office is located at 9101 West Sahara Avenue, Suite 105 - 197, Las Vegas, Nevada  89117 . We have been allowed to operate out of such location at no cost to the Company. We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities, or other form of property.

ITEM 1A. RISK FACTORS

The following are certain risk factors that could affect our business, financial position, results of operations or cash flows. These risk factors should be considered along with the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements. The following discussion is not an all-inclusive listing of risks, although we believe these are the more material risks that we face. If any of the following occur, our business, financial position, results of operations or cash flows could be negatively affected. We caution the reader to keep these risk factors in mind and refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this Annual Report.

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

We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

•  we will continue with acquisition of Boomchat Inc., as we will be required not only make certain payments, but also support increased operations and development of the new line of business;

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

We have no history of revenues from operations and no tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful implementation of the new business venture. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon our ability to acquire a new business venture. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to starting generating any revenue from our new business line, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the new business venture, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

Because our sole officer and director has other outside business activities and will only be devoting up to a portion of his time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of our business activities.

Our sole Director and officer is only engaged in our business activities on a part-time basis. This could result in a conflict of interest between the amount of time he devotes to our business activities and the amount of time required to be devoted to his other activities. Subsequent to the completion of he proposed transaction with Boomchat, we intend to increase our business activities in terms of business development, marketing and promotion. This increase in business activities will require that either our Director and Officer engages in our business activities on a full-time basis or that we hire additional employees our third-party consultants; however, at this time, we do not have sufficient funds to pursue either option.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We use office space at 9101 West Sahara Avenue, Suite 105 - 197, Las Vegas, Nevada  89117. Our officer, Robert Fedun, provides the office space at no charge to us. We believe that this arrangement is suitable given that our current operations are primarily administrative. We also believe that we will not need to lease additional administrative offices for at least the next 12 months. There are currently no proposed programs for the renovation, improvement or development of the facilities we use.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our Common Stock has been quoted on OTC Bulletin Board since July 12, 2012 under the symbol “HZNM" (formerly “SFDY”).

The table below presents the range of high and low closing prices of our common stock for each fiscal quarter for the last two fiscal years as reported by Stockwatch (2012 - Pink OTC Markets Inc). The closing prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

Period ended	High	Low	Source
31 December 2013	$0.54	$0.30	Stockwatch
30 September 2013	$1.00	$0.48	Stockwatch
30 June 2013	$1.00	$1.00	Stockwatch
31 March 2013	n/a	n/a	Stockwatch
31 December 2012	$0.46	$0.11	Pink OTC Markets Inc.
30 September 2012	$0.22	$0.09	Pink OTC Markets Inc.

Holders

As of March 27, 2014 we have 66,000,000 shares of $0.0001 par value common stock issued and outstanding held by 41 shareholders of record according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include the beneficial owners of common stock held in street name. We have engaged VStock Transfer LLC as our stock transfer agent, their address is 77 Spruce Street, Suite 201, Cedarhurst, New York 11516. Their telephone number is (212) 828-8436 and fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Dividends

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that we consider relevant.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter ended December 31, 2013.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Results of Operations for the years ended December 31, 2013 and 2012

The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

	Year Ended December 31,		Changes Between the Years Ended December 31,	Percentage Increase /
	2013	2012	2012 and 2013	(Decrease)
Expenses:
Filing fees	$ 2,400	$ 800	$ 1,600	200%
General and administrative	9,181	1,489	7,692	517%
Professional fees	20,630	36,100	(15,470)	(43)%
Net loss before other items	32,211	38,389	(6,178)	(16)%

Foreign currency transaction (gain)/loss	(6)	195	(201)	(103)%
Net loss	$ 32,205	$ 38,584	$ (6,379)	(17)%

Revenue

We have not generated any revenues since our incorporation on May 11, 2011.

Operating Expenses

Our operating expenses decreased by $6,178 or 16% from $38,389 incurred during the year ended December 31, 2012 to $32,211 incurred during the year ended December 31, 2013. Our operating expenses for these past two fiscal years were composed mainly of general and administrative costs and professional and regulatory fees.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: research and development, licenses, taxes, general office expenses, bank charges, and other miscellaneous expenditures not otherwise classified.  Professional fees include: legal, auditing, bookkeeping and tax preparation fees. Filing fees include regulatory and transfer agent fees, as well as Edgarization fees for the submission of reports and information statements with the U.S. Securities and Exchange Commission.

Since our inception on May 11, 2011 through December 31, 2013, our aggregate operating expenditures were $108,605.

Net Loss

We have experienced net losses in all periods since our inception.  Our net losses for the years ended December 31, 2013 and 2012 were $32,205 and $38,584, respectively.  Our net loss since the date of our inception through December 31, 2013 was $108,605.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31, 2013	Year Ended December 31, 2012
Cash flows used in operating activities	$-	$(34,170)
Cash flows provided by financing activities	-	33,870
Net decrease in cash during the period	$-	$(300)

During the year ended December 31, 2013, we had no cash on hand and our day-to-day operations were supported by $16,330 in the form of donated capital, not expected to be repaid, which was used to pay certain vendors. In addition to the payments that were made on our behalf, we increased our accounts payable and accrued liabilities by $10,175 and $5,700, respectively.

During the year ended December 31, 2012, we used $34,170 in cash for operating expenses and received cash of $33,870 from financing activities.  During this period, we sold 30,000,000 shares of our common stock in an offering registered with the Securities and Exchange Commission on Form S-1 for total gross proceeds of $75,000.  After deducting deferred offering costs of $20,000, we realized total net offering proceeds of $55,000 in our registered offering.  We received $13,000 in the form of donated capital, not expected to be repaid.  Additionally, we repaid $21,130 of loans owed to related parties during the year ended December 31, 2012.  Through the year ended December 31, 2012, we experienced a net cash decrease of $300.

As of December 31, 2013, we had no cash and did not have any other cash equivalents. In order to maintain our operations for the next 12 months we are actively attempting to raise additional capital by conducting additional issuances of our equity and debt securities for cash.  The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans of operation. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

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

Off Balance Sheet Arrangements

None.

Going Concern Consideration

Our auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we finalize the Transaction and start marketing the product. Accordingly, we must raise capital from sources other than the revenue from operations. We must raise capital to implement our current project and stay in business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Horizon Minerals Corp.

We have audited the accompanying balance sheet of Horizon Minerals Corp. (the “Company”) as at December 31, 2013, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Horizon Minerals Corp. as of December 31, 2012 and for the cumulative period from May 11, 2011 through December 31, 2012 were audited by other auditors whose report thereon April 15, 2013, expressed an unqualified opinion on those financial statements, except for an explanatory regarding the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2013 and the results of its operations and its cash flows for the year then ended and for the cumulative period from inception on May 11, 2011 through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DMCL"

Dale Matheson Carr-Hilton Labonte LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 28, 2014

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,	December 31,
	2013	2012

Liabilities and stockholders' deficit

Current liabilities
Accounts payable	$10,975	$800
Accrued liabilities	9,700	4,000

Total liabilities	20,675	4,800

Stockholders' deficit
Common stock, par value $0.0001 per share, 200,000,000 shares authorized, 66,000,000 shares issued and outstanding
as of December 31, 2013 and 2012	6,600	6,600
Additional paid-in capital	81,330	65,000
Deficit accumulated during development stage	(108,605)	(76,400)
Total stockholders' deficit	(20,675)	(4,800)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			Inception
	For the year ended		(May 11, 2011)
	December 31		through
	2013	2012	December 31, 2013

Expenses
Filing fees	$2,400	$800	$5,586
General and administrative	9,181	1,489	13,970
Patent	-	-	15,000
Professional fees	20,630	36,100	73,860
Total expenses	32,211	38,389	108,416

Loss from operations	(32,211)	(38,389)	(108,416)

Other income (expense)
Foreign currency transaction gain (loss)	6	(195)	(189)
Total other income (expense)	6	(195)	(189)

Net and comprehensive loss	$(32,205)	$(38,584)	$(108,605)

Loss per common share
Loss per common share - basic and diluted	$-	$-

Weighted average number of common shares
outstanding - basic and diluted	66,000,000	53,295,082

The accompanying notes are an integral part of these financial statements.

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2013

	Common Stock		Additional Paid-in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash	36,000,000	3,600	-	(3,300)	300

Net and comprehensive loss for the year	-	-	-	(34,516)	(34,516)

Balance, December 31, 2011	36,000,000	3,600	-	(37,816)	(34,216)

Common stock issued for cash	30,000,000	3,000	72,000	-	75,000

Offering costs	-	-	(20,000)	-	(20,000)

Donated capital	-	-	13,000	-	13,000

Net and comprehensive loss for the year	-	-	-	(38,584)	(38,584)

Balance, December 31, 2012	66,000,000	6,600	65,000	(76,400)	(4,800)

Donated capital	-	-	16,330	-	16,330

Net and comprehensive loss for the year	-	-	-	(32,205)	(32,205)

Balance, December 31, 2013	66,000,000	$6,600	$81,330	$(108,605)	$(20,675)

The accompanying notes are an integral part of these financial statements.

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			Inception
	For the years ended		(May 11, 2011)
	December 31,		through
	2013	2012	December 31, 2013
Operating activities
Net loss	$(32,205)	$(38,584)	$(108,605)
Non cash items
Donated capital	16,330	13,000	29,330

Changes in net assets and liabilities:
Deferred offering costs	-	20,000	-
Accounts payable	10,175	(32,586)	14,275
Accrued liabilities	5,700	4,000	9,700
Net cash used in operating activities	-	(34,170)	(55,300)

Financing activities
Proceeds from stock issued	-	55,000	55,300
Proceeds from related party loans	-	-	21,130
Repayments of related party loans	-	(21,130)	(21,130)
Net cash provided by financing activities	-	33,870	55,300

Net decrease in cash	-	(300)	-
Cash - beginning	-	300	-
Cash - ending	$-	$-	$-

Supplemental disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

HORIZON MINERALS CORP.

(A Development Stage Company)

Notes to Financial Statements

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Horizon Minerals Corp. (the “Company”) was incorporated under the laws of the State of Delaware on May 11, 2011. On March 25, 2013, the Company amended its articles of incorporation to change its name from Safe Dynamics Corp. to Horizon Minerals Corp., with the intent to identify and acquire a business.

The Company’s financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business.  The Company is in the development stage.  It has not generated operating revenues to date, has accumulated losses of $108,605 since inception and as at December 31, 2013 had no cash on hand.  The Company has funded its operations through the issuance of capital stock and debt.  Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.  There is no certainty that further funding will be available as needed.  These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.  The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with US GAAP, and are presented in United States dollars. The Company has not produced revenues from its principal business and is a development stage company as defined by “Accounting and Reporting by Development Stage Enterprises.”

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain of the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Loss per share

Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2013 and 2012.

Recent pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3 - STOCKHOLDERS’ EQUITY

On March 25, 2013, the Company affected a 12-for-1 forward stock split of common stock outstanding. All share and per share information in these financial statements have been restated to reflect the stock split.

NOTE 4 - DONATED SERVICES

During the year ended December 31, 2013, the Company incurred $16,330 (2012-$13,000) in expenditures which were paid on behalf of the Company by an unrelated party without requirement for reimbursement. These payments were recorded as donated capital.

NOTE 5 - INCOME TAXES

The provision for income taxes for the periods ended December 31, 2013 and 2012, are as follows:

	Year ended December 31,
	2013	2012
Loss before income taxes	$(32,205)	$(38,584)
Statutory tax rate	23%	23%
Expected recovery of income taxes	(7,407)	(8,874)
Non-deductible items	3,756	-
Change in valuation allowance	3,651	8,874
	$-	$-

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	Year ended December 31,
	2013	2012
Non-capital losses carried forward	$20,464	$16,813
Less: Valuation allowance	(20,464)	(16,813)
Net deferred income tax assets	$-	$-

HORIZON MINERALS CORP.

(A Development Stage Company)

Notes to Financial Statements

NOTE 5 - INCOME TAXES (CONTINUED)

The Company has non-capital losses of $88,975, which may be carried forward to reduce taxable income in future years. The non-capital losses expire as follows:

2031	$34,516
2032	38,584
2033	15,875
$88,975

NOTE 6 - SUBSEQUENT EVENT

On February 27, 2014, the Company entered into a loan agreement for CAD$11,500. The loan bears interest at 10% per annum, is unsecured and is due on demand.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were effective for the period ended December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the inappropriate application of US GAAP rules.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended December 31, 2013, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Horizon Minerals Corp.'s Directors and officers are elected by the stockholders to a term of one (1) year and serve until their successors are elected and qualified.  Horizon Minerals has no nominating, auditing, or compensation committees.

The names of our directors and executive officers and their positions are as follows:

Name	Position

Robert Fedun	President, Secretary and Director

Background of Directors, Executive Officers, Promoters and Control Persons

Robert Fedun: Mr. Fedun has been actively involved in the oil and gas industry for the past forty years. From 1994 to 2012, Mr. Fedun served as Chief Executive Officer and President of Dynamic Resources Corp., a corporation listed on the CNSX, engaged in oil and gas exploration primarily in North Louisiana and Texas. From 1988 to 1994, Mr. Fedun served as Chief Executive Officer and President of International Focus, a company engaged in oil and gas exploration and gas compressing leasing. From 1982 through 1988 Mr. Fedun was the Vice President of Sales, Engineering and Manufacturing for PAMCO (Power Application and Manufacturing Company). Mr. Fedun was responsible for quality control of gas compressor packages, preparing budgets on future sales, expanding domestic and international sales of gas compressors.

Family Relationships

None.

Involvement in Certain Material Legal Proceedings During the Last Five Years

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

Audit Committee and Financial Expert

Our sole executive officer and director is the sole member of our Audit Committee.  The Company’s audit committee charter is set forth in exhibit 99.1 of this Annual Report.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our director and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Robert Fedun Director, President and Secretary	One	One	None

Code of Ethics

We adopted a Code of Ethics applicable to our officers and directors, which is a “code of ethics” as defined by applicable rules of the SEC.

Our Code of Ethics is attached as an exhibit to this Annual Report.  If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our officers or directors, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

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

Director Nomination Procedures

Nominees for Directors are identified and suggested by the members of the Board or management using their business networks. The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates and does not intend to in the near future. In selecting a nominee for director, the Board or management considers the following criteria:

• Whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to our affairs;

• Whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

• Whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to our current or future business, will add specific value as a Board member; and

• Whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2013, we received no recommendation for Directors from our stockholders.

We will consider for inclusion in our nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of our outstanding voting securities for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for our consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to our Secretary at the following address: 9101 West Sahara Avenue, Suite 105 - 197, Las Vegas, Nevada  89117.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2013 and 2012 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the two other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Robert Fedun	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, CEO	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Yan Ming Lui	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former President	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Claudio Ferrer	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former President	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Directors' Compensation

Our directors are not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses.  We have no formal or informal arrangements or agreements to compensate our director for services they provide as a director of our company.

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

• A transaction from which a director received an improper benefit; or

• An act or omission for which the liability of a director is expressly provided under Delaware law.

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership(1)	Percent of Class

Yan Ming Lui, Level 23, Citigroup Tower, 33 Huayuanshiqiao Road 200120, Pudong, Shanghai, PRC China	36,000,000	54.54%
Robert Fedun, 9101 West Sahara Avenue, Suite 105 - 197, Las Vegas, Nevada 89117	Nil	0.00%
All Directors and Officers as a group	Nil	0.00%

Note:

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

Director Independence

The Board of Directors has concluded that our director, Robert Fedun, is not independent in accordance with the director independence standards.

Canadian National Instrument 58-101

We are a reporting issuer in the Province of British Columbia.  National Instrument 58-101 of the Canadian Securities Administrators requires our company to disclose annually on our Annual Report certain information concerning corporate governance.

Board of Directors

Our Board of Directors is currently comprised of one member, Mr. Fedun.  Mr. Fedun is not “independent”, as that term is defined in National Instrument 52-110, due to the fact that he is our sole executive officer.

Directorships

Mr. Fedun is not currently a director or officer of any other reporting issuer (or the equivalent in a foreign jurisdiction).

Orientation and Continuing Education

Mr. Fedun provides an overview of our business activities, systems and business plan to all new directors. New director candidates have free access to any of our records, employees or senior management in order to conduct their own due diligence and will be briefed on the strategic plans, short, medium and long term corporate objectives, business risks and mitigation strategies, corporate governance guidelines and existing policies of the Company.  Directors are encouraged to update their skills and knowledge by taking courses and attending professional seminars.

Ethical Business Conduct

Our sole director believes good corporate governance is an integral component to the success of the Company and to meet responsibilities to shareholders. Generally, our sole director has found that the fiduciary duties placed on individual directors by the Company’s governing corporate legislation and the common law and the restrictions placed by applicable corporate legislation on an individual director’s participation in decisions of the Board of Directors in which the director has an interest have been sufficient to ensure that the Board of Directors operates independently of management and in the best interests of the Company.

Our sole director is also responsible for applying governance principles and practices, and tracking development in corporate governance, and adapting “best practices” to suit the needs of the Company. The sole director may also be a director and officer of other companies, and conflicts of interest may arise between his duties. Such conflicts must be disclosed in accordance with, and are subject to such other procedures and remedies as applicable under the Delaware Revised Statutes.

Nomination of Directors

Our sole director has not formed a nominating committee or similar committee to assist him with the nomination of directors for the Company. Our sole director considers the size of the Board of Directors to be too small to warrant creation of such a committee; and our sole director has contacts he can draw upon to identify new members of the Board of Directors as needed from time to time.

Our sole director will continually assess the size, structure and composition of the Board of Directors, taking into consideration its current strengths, skills and experience, proposed retirements and the requirements and strategic direction of the Company. As required, our sole director will recommend suitable candidates for consideration as members of the Board of Directors.

Assessments

Our sole director has not implemented a process for assessing his effectiveness. As a result of our small size and stage of development, our sole director considers a formal assessment process to be inappropriate at this time. Our sole director plans to continue evaluating his own effectiveness on an ad hoc basis.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2013 and 2012 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2013	2012

Audit fees	$ 10,000	$ 12,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$ 10,000	$ 12,500

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The financial statements listed in the "Index to Financial Statements" are filed as part of this report.

Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted from this Item 15.

Exhibits

All Exhibits required to be filed with the Form 10-K are included in this Annual Report or incorporated by reference to Horizon Mineral’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 333-176798.

EXHIBIT INDEX

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)
14	Code of Ethics(3)
31	Rule 13a-14(a)/15d-14(a) Certification(3)
32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)(3)
99.1	Audit Committee Charter(3)
10.1	Letter Agreement dated March 15, 2014 among Horizon Minerals Corp. and Boomchat Inc.(2)
101	Interactive Data File
(INS) XBRL Instance Document
(SCH) XBRL Taxonomy Extension Schema Document
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1, previously filed with the SEC on September 13, 2011.
(2)	Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on March 20, 2014.
(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Horizon Minerals Corp. has caused this report to be signed on their behalf by the undersigned duly authorized persons.

Horizon Minerals Corp.

By:	/s/Robert Fedun
Name:	Robert Fedun
Title:	President, CEO
Dated:	March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Horizon Minerals Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Robert Fedun	President, Chief Executive Officer,	March 31, 2014
Robert Fedun	(Principal Executive Officer, Principal Financial Officer, Principle Accounting Officer
and Member of the Board of Directors)