Form 10-Q
period 2014-03-31
HORIZON MINERALS CORP.
filed 2014-05-14
CIK 1526726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value	66,000,000 shares
(Class)	(Outstanding as at May 12, 2014)

HORIZON MINERALS CORP

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission on March 31, 2014.

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31,	December 31,
	2014	2013
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$2,174	$-
Prepaids	229	-

Total assets	$2,403	$-

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable	$20,023	$10,975
Accrued liabilities	8,355	9,700
Note payable	10,496	-

Total liabilities	38,874	20,675

Stockholders' deficit
Common stock, par value $0.0001 per share, 200,000,000 shares authorized, 66,000,000 shares issued and outstanding
as of March 31, 2014 and December 31, 2013	6,600	6,600
Additional paid-in capital	81,330	81,330
Deficit accumulated during development stage	(124,401)	(108,605)
Total stockholders' deficit	(36,471)	(20,675)

Total liabilities and stockholders' deficit	$2,403	$-

The accompanying notes are an integral part of these interim financial statements.

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

			Inception
	For the three months ended		(May 11, 2011)
	March 31,		through
	2014	2013	March 31, 2014

Expenses:
Filing fees	$5,162	$-	$10,748
General and administrative	6,782	732	20,752
Patent	-	-	15,000
Professional fees	3,616	3,500	77,476

Operating expenses	15,560	4,232	123,976

Other items:
Foreign currency transaction loss	236	-	425
Total other items	236	-	425

Net loss	$15,796	$4,232	$124,401

Loss per common share:
Loss per common share - basic and diluted	$0.00	$0.00

Weighted average number of common shares
outstanding - basic and diluted	66,000,000	66,000,000

The accompanying notes are an integral part of these interim financial statements.

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF SHAREHOLDER’S DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During Development
	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash	36,000,000	3,600	-	(3,300)	300

Net loss for the year ended December 31, 2011	-	-	-	(34,516)	(34,516)

Balance, December 31, 2011	36,000,000	3,600	-	(37,816)	(34,216)

Common stock issued for cash	30,000,000	3,000	72,000	-	75,000

Offering costs	-	-	(20,000)	-	(20,000)

Donated capital	-	-	13,000	-	13,000

Net loss for the year ended December 31, 2012	-	-	-	(38,584)	(38,584)

Balance, December 31, 2012	66,000,000	6,600	65,000	(76,400)	(4,800)

Donated capital	-	-	4,732	-	4,732

Net loss for the three months ended March 31, 2013	-	-	-	(4,232)	(4,232)

Balance, March 31, 2013	66,000,000	6,600	69,732	(80,632)	(4,300)

Donated capital	-	-	11,598	-	11,598

Net loss for the nine months ended December 31, 2013	-	-	-	(27,973)	(27,973)

Balance, December 31, 2013	66,000,000	6,600	81,330	(108,605)	(20,675)

Net loss for the three months ended March 31, 2014	-	-	-	(15,796)	(15,796)

Balance, March 31, 2014	66,000,000	$6,600	$81,330	$(124,401)	$(36,471)

The accompanying notes are an integral part of these interim financial statements.

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Inception
	For the three months ended		(May 11, 2011)
	March 31,		through
	2014	2013	March 31, 2014
Operating activities
Net loss	$(15,796)	$(4,232)	$(124,401)
Non cash items
Donated capital	-	4,732	29,330

Changes in net assets and liabilities
Prepaids	(229)	-	(229)
Accounts payable	9,048	-	23,323
Accrued liabilities	(1,345)	(500)	8,355
Net cash used in operating activities	(8,322)	-	(63,622)

Financing activities
Proceeds from stock issued	-	-	55,300
Proceeds from related party loans	10,496	-	31,626
Repayments of related party loans	-	-	(21,130)
Net cash provided by financing activities	10,496	-	65,796

Net increase in cash	2,174	-	2,174
Cash - beginning	-	-	-
Cash - ending	$2,174	$-	$2,174

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements.

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Horizon Minerals Corp. (the “Company”) was incorporated under the laws of the State of Delaware on May 11, 2011. On March 25, 2013, the Company amended its articles of incorporation to change its name from Safe Dynamics Corp. to Horizon Minerals Corp., with the intent to identify and acquire a business. On March 15, 2014, the Company signed a letter of intent with Boomchat Inc. (“Boomchat”) to negotiate completing a business combination between the Company and Boomchat.

Basis of presentation

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Horizon Minerals Corp. for the year ended December 31, 2013. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013, included in the Company’s report on Form 10-K.

Reclassifications

Certain prior period amounts in the accompanying consolidated interim financial statements have been reclassified to conform to the current period’s presentation.  These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

Going Concern

The accompanying unaudited consolidated interim financial statements have been prepared assuming the Company will continue as a going concern. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.  These unaudited interim consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 - RELATED PARTY TRANSACTIONS

On February 27, 2014, the Company entered into a loan agreement with its sole director and officer for CAD$11,500 ($10,405). The loan bears interest at 10% per annum, is unsecured and due on demand. At March 31, 2014, the Company accrued $91 in interest payable under the loan agreement.

NOTE 3 - SUBSEQUENT EVENTS

On April 11, 2014, the Company’s sole executive officer and director acquired 36,000,000 shares of the common stock of the Company from the Company’s former executive officer and former director for the cash consideration of $3,600.

On April 10, 2014, the Company received a subscription for 66,666 shares for gross proceeds of $50,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

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

Overview

We were incorporated in Delaware on May 11, 2011.  We currently have no business operations or significant assets.  We are a development stage company and plan to identify and acquire a business.

Recent Corporate Developments

The following corporate developments have occurred during the three months ended March 31, 2014, and up to the date of the filing of this report:

1.   On March 15, 2014, we signed a letter of intent with Boomchat Inc. (“Boomchat”) to acquire all issued and outstanding shares of the common stock of Boomchat in exchange for 36,000,000 shares of our common stock. As of the date of this Quarterly Report, we did not enter into a definitive agreement with Boomchat.

2.   On March 27, 2014, we appointed Robert Fedun our treasurer to replace outgoing treasurer Caludio Ferrer. As a result of this change, Robert Fedun is now our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director.

3.   On April 11, 2014, Yan Ming Lui, our former executive officer and former director, entered into a share purchase agreement, with Robert Fedun, our sole executive officer and director. Pursuant to the terms of the Share Purchase Agreement, Mr. Yan Ming Lui sold 36,000,000 shares of our common stock to Mr. Fedun in consideration of the payment of $3,600. As a result of the closing of the Share Purchase Agreement, Mr. Fedun now owns approximately 54.54% of our common stock and Mr. Yan Ming Lui no longer owns any shares of our common stock.  As a result, there has been a change in control of the Company.

4.   On April 10, 2014, we received a subscription to 66,666 shares of our common stock for a gross proceeds of $50,000. As of the date of this report these shares have not been issued.

Results of Operations

Summary of Financial Condition

Table 1 summarizes and compares our financial condition at March 31, 2014, to the year-ended December 31, 2013.

Table 1: Comparison of financial condition

	March 31, 2014	December 31, 2013
Working capital deficit	$(36,471)	$ (20,675)
Current assets	$ 2,403	$ -
Total liabilities	$ 38,874	$ 20,675
Common stock and additional paid in capital	$ 87,930	$ 87,930
Deficit	$124,401	$ 108,605

Selected Financial Results

Three Months Ended March 31, 2014 and 2013

	Three Months Ended		Percentage
	March 31,		Increase /
	2014	2013	(Decrease)
Operating expenses
Filing fees	$ 5,162	$ -	n/a
General and administrative	6,782	732	826.5%
Professional fees	3,616	3,500	3.3%
Net operating expenses	15,560	4,232	267.7%
Foreign exchange	236	-	n/a
Net loss	$15,796	$ 4,232	273.3%

Revenues

We have not generated any revenues since our inception on May 11, 2011, and there can be no assurance that we will be able to generate or grow revenues in future periods.

Operating Expenses

During the three months ended March 31, 2014, our expenses increased by $11,328 or 267.7% from $4,232 for the three months ended March 31, 2013 to $15,560 for the three months ended March 31, 2014. The increase was associated with our ongoing efforts to identify and acquire a business, which resulted in the Letter of Intent we signed with BoomChat Inc.

Net Loss

We have experienced net losses in all periods since our inception. Our net loss for the three months ended March  31, 2014 increased by $11,564 from $4,232 we incurred during the three months ended March 31, 2013 to $15,796 we incurred during the three months ended March 31, 2014.  Our net loss since the date of our inception through March 31, 2014 was $124,401.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash used in operating activities	$ 8,322	$ -
Cash provided by financing activities	10,496	-
Net increase in cash during the period	$ 2,174	$ -

During the three months ended March 31, 2014, we used $8,322 in our day-to-day operating activities. We used $15,796 to cover our net loss, prepay $229 in our future expenses and lower our accrued liabilities by $1,345. These uses of cash were offset by an increase in our accounts payable of $9,048.

Our operations during the three months period ended March 31, 2014 were fully supported by CAD$11,500 ($10,405) loan from our sole officer and director.

In the comparable period ended March 31, 2013, we reduced our accounts payable and accrued liabilities by $500 and covered our net loss of $4,232 by $4,732 in the form of donated capital, not expected to be repaid.

As of March 31, 2014, we had $2,174 in cash and did not have any other cash equivalents. Subsequent to March 31, 2014, we received a subscription for 66,666 shares of our common stock for total proceeds of $50,000. We have not issued the shares as of the date of this filing.

We do not have sufficient funds to maintain our operations for the next twelve months, as such, we continue with our ongoing efforts to raise additional capital by conducting additional issuances of our equity and debt securities for cash.  The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Plant and Equipment

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

Related Party Transactions

During the three months ended March 31, 2014 we borrowed CAD$11,500 ($10,405) from our sole director and officer. We have not paid for expenses on behalf of any of our directors. Our officers and directors work for us on a part-time basis, and are prepared to devote additional time, as necessary.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risks

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Quarterly Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Our significant business risks are described in our Annual Report on Form 10-K that we filed with Securities and Exchange Commission on March 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of equity securities during the quarter ended March 31, 2014.

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

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)
31	Rule 13a-14(a)/15d-14(a) Certification
32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)
99.1	Audit Committee Charter (3)
10.1	Letter Agreement dated March 15, 2014 among Horizon Minerals Corp. and Boomchat Inc.(2)
101	Interactive Data File
(INS) XBRL Instance Document
(SCH) XBRL Taxonomy Extension Schema Document
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1, previously filed with the SEC on September 13, 2011.
(2)	Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on March 20, 2014.
(3)	Incorporated by reference to the Annual Report on Form 10-K, previously filed with the SEC on March 31, 2014.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON MINERALS CORP
(Registrant)

Signature	Title	Date

/s/ Robert Fedun	(Chief Executive Officer, Chief Financial Officer and Principle Accounting Officer)	May 14, 2014
Robert Fedun