Form 10-Q
period 2014-06-30
HORIZON MINERALS CORP.
filed 2014-08-13
CIK 1526726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-176798

HORIZON MINERALS CORP
(Exact name of registrant as specified in its charter)

Delaware	41-2281448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9101 West Sahara Avenue Suite 105 – 197 Las Vegas, Nevada 89117 (Address of principal executive offices)

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

Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X ] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value	66,063,888 shares
(Class)	(Outstanding as at August 13, 2014)

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

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30,	December 31,
	2014	2013
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$2,607	$-

Total assets	$2,607	$-

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable	$6,907	$10,975
Accrued liabilities	3,940	9,700

Total liabilities	10,847	20,675

Stockholders' deficit
Common stock, par value $0.0001 per share, 200,000,000 shares authorized, 66,000,000 shares issued and outstanding
as of June 30, 2014 and December 31, 2013	6,600	6,600
Common stock subscribed	47,910	-
Additional paid-in capital	81,330	81,330
Deficit accumulated during development stage	(144,080)	(108,605)
Total stockholders' deficit	(8,240)	(20,675)

Total liabilities and stockholders' deficit	$2,607	$-

The accompanying notes are an integral part of these financial statements.

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended		Inception
	June 30,		June 30,		(May 11, 2011)
	2014	2013	2014	2013	through June 30, 2014

Expenses:
Filing fees	$1,880	$2,949	$7,042	$2,949	$12,628
General and administrative	12,539	-	19,321	732	33,291
Patent	-	-	-	-	15,000
Professional fees	4,871	2,750	8,487	6,250	82,347

Operating expenses	19,290	5,699	34,850	9,931	143,266

Other item:
Foreign currency transaction loss	389	-	625	-	814
Total other items	389	-	625	-	814

Net loss	$19,679	$5,699	$35,475	$9,931	$144,080

Loss per common share:
Loss per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares
outstanding - basic and diluted	66,000,000	66,000,000	66,000,000	66,000,000

The accompanying notes are an integral part of these financial statements.

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF SHAREHOLDER’S DEFICIT

(Unaudited)

	Common Stock		Shares	Additional Paid-in	Deficit Accumulated During Development
	Shares	Amount	Subscribed	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash	36,000,000	3,600	-	-	(3,300)	300
Net loss for the year ended December 31, 2011	-	-	-	-	(34,516)	(34,516)

Balance, December 31, 2011	36,000,000	3,600	-	-	(37,816)	(34,216)

Common stock issued for cash	30,000,000	3,000	-	72,000	-	75,000
Offering costs	-	-	-	(20,000)	-	(20,000)
Donated capital	-	-	-	13,000	-	13,000
Net loss for the year ended December 31, 2012	-	-	-	-	(38,584)	(38,584)

Balance, December 31, 2012	66,000,000	6,600	-	65,000	(76,400)	(4,800)

Donated capital	-	-	-	8,232	-	8,232
Net loss for the six months ended June 30, 2013	-	-	-	-	(9,931)	(9,931)

Balance, June 30, 2013	66,000,000	6,600	-	73,232	(86,331)	(6,499)

Donated capital	-	-	-	8,098	-	8,098
Net loss for the six months ended December 31, 2013	-	-	-	-	(22,274)	(22,274)

Balance, December 31, 2013	66,000,000	6,600	-	81,330	(108,605)	(20,675)

Subscription to common stock	-	-	47,910	-	-	47,910
Net loss for the six months ended June 30, 2014	-	-	-	-	(35,475)	(35,475)

Balance, June 30, 2014	66,000,000	$6,600	$47,910	$81,330	$(144,080)	$(8,240)

The accompanying notes are an integral part of these financial statements.

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Inception
	For the six months ended		(May 11, 2011)
	June 30,		through
	2014	2013	June 30, 2014
Operating activities
Net loss	$(35,475)	$(9,931)	$(144,080)
Non cash items
Donated capital	-	8,232	29,330

Changes in net assets and liabilities
Accounts payable	(4,068)	5,699	10,207
Accrued liabilities	(5,760)	(4,000)	3,940
Net cash used in operating activities	(45,303)	-	(100,603)

Financing activities
Proceeds from stock issued	-	-	55,300
Proceeds from subscribed shares	47,910	-	47,910
Proceeds from related party loans	10,405	-	31,535
Repayments of related party loans	(10,583)	-	(31,713)
Net cash provided by financing activities	47,732	-	103,032

Effects of foreign currency exchange	178	-	178

Net increase in cash	2,607	-	2,607
Cash - beginning	-	-	-
Cash - ending	$2,607	$-	$2,607

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Horizon Minerals Corp. (the “Company”) was incorporated under the laws of the State of Delaware on May 11, 2011. The Company is currently seeking to acquire a business.

Basis of presentation

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Horizon Minerals Corp. for the year ended December 31, 2013. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013, included in the Company’s report on Form 10-K.

Going Concern

The accompanying unaudited interim financial statements have been prepared assuming the Company will continue as a going concern. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.  These unaudited interim financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 - RELATED PARTY TRANSACTIONS

On February 27, 2014, the Company entered into a loan agreement with its sole director and officer for CAD$11,500 ($10,405). The loan bore interest at 10% per annum, was unsecured and due on demand. On May 30, 2014, the Company repaid the loan in full and wrote off the accrued interest of $261.

NOTE 3 - COMMON STOCK

On April 10, 2014, the Company received a deposit totaling $47,910, comprised of $25,000 and CAD$25,000, for the total of 63,880 shares of the Company’s common stock at $0.75 per share. These shares were issued on August 8, 2014.

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

Recent Corporate Developments

The following corporate developments have occurred during the quarter ended June 30, 2014, and up to the date of the filing of this report:

On April 11, 2014, Yan Ming Lui, our former executive officer and former director, entered into a share purchase agreement, with Robert Fedun, our sole executive officer and director. Pursuant to the terms of the Share Purchase Agreement, Mr. Yan Ming Lui sold 36,000,000 shares of our common stock to Mr. Fedun in consideration of the payment of $3,600. As a result of the closing of the Share Purchase Agreement, Mr. Fedun now owns approximately 54.49% of our common stock and Mr. Yan Ming Lui no longer owns any shares of our common stock.  As a result, there has been a change in control of the Company.

On April 10, 2014, we received total of $47,910 as subscription to 63,880 shares of our common stock at $0.75. These shares were issued on August 8, 2014.

Results of Operations

Summary of Financial Condition

Table 1 summarizes and compares our financial condition at June 30, 2014, to the year-ended December 31, 2013.

Table 1: Comparison of financial condition

	June 30, 2014	December 31, 2013
Working capital deficit	$ (8,240)	$(20,675)
Current assets	$ 2,607	$ -
Total liabilities	$ 10,847	$ 20,675
Common stock and additional paid in capital	$ 87,930	$ 87,930
Deficit	$ 144,080	$ 108,605

Selected Financial Results

Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Percentage Increase /	Six Months Ended June 30,		Percentage Increase /
	2014	2013	(Decrease)	2014	2013	(Decrease)
Operating expenses
Filing fees	$ 1,880	$ 2,949	(36.2)%	$ 7,042	$ 2,949	138.8%
General and administrative	12,539	-	n/a	19,321	732	2,539.5%
Professional fees	4,871	2,750	77.1%	8,487	6,250	35.8%
Net operating expenses	19,290	5,699	238.5%	34,850	9,931	250.9%
Foreign exchange	389	-	n/a	625	-	n/a
Net loss	$ 19,679	$ 5,699	245.3%	$ 35,475	$ 9,931	257.2%

Revenues

We have not generated any revenues since our inception on May 11, 2011, and there can be no assurance that we will be able to generate or grow revenues in future periods.

Operating Expenses

During the three months ended June 30, 2014, our expenses increased by $ 13,591 or 238.5% from $ 5,699 for the three months ended June 30, 2013 to $ 19,290 for the three months ended June 30, 2014. The increase was associated with our due diligence review of BoomChat Inc., as well as our attempts to secure financing for our operations.

During the six months ended June 30, 2014, our expenses increased by $ 24,919 or 250.9% from $9,931 for the six months ended June 30, 2013 to $34,850 for the six months ended June 30, 2014. The increase was associated with our due diligence review of BoomChat Inc., our attempts to secure financing for our operations, and increased regulatory requirements.

Net Loss

We have experienced net losses in all periods since our inception. Our net loss for the three months ended June 30, 2014 increased by $13,980 from $5,699 incurred during the three months ended June 30, 2013 to $19,679 we incurred during the three months ended June 30, 2014.  Our net loss for the six months ended June 30, 2014 increased by $25,544 from $9,931 to $35,475.  Our net loss since the date of our inception through June 30, 2014 was $144,080.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash used in operating activities	$ (45,303)	$ -
Cash provided by financing activities	47,732	-
Effects of foreign currency exchange	178	-
Net increase in cash during the period	$ 2,607	$ -

During the six months ended June 30, 2014, we used $45,303 in our day-to-day operating activities. We used $35,475 to cover our net loss, and $4,068 and $5,760 to reduce our accounts payable and accrued liabilities, respectively.

Our operations during the six months period ended June 30, 2014, were supported by a CAD$11,500 ($10,405) loan we borrowed from our sole officer and director and by $47,910 we received from a subscription to purchase our shares of common stock. During the same period we repaid the funds we borrowed from our director in full, which resulted in a foreign exchange loss of $178.

In the comparable period ended June 30, 2013, we increased our accounts payable by $5,699 and decreased accrued liabilities by $4,000. Our net loss of $9,931 was in part reduced by $8,232 in the form of donated capital, not expected to be repaid.

As of June 30, 2014, we had $ 2,607 in cash and did not have any other cash equivalents.

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

Related Party Transactions

During the six months ended June 30, 2014 we borrowed CAD$11,500 ($10,405) from our sole director and officer, which we repaid during the same period. We have not paid for expenses on behalf of any of our directors. Our sole officer and director works for us on a part-time basis, and is prepared to devote additional time, as necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 8, 2014, we issued 63,880 shares of our common stock at a price of $0.75 per share for proceeds of $47,910 we received during the quarter ended June 30, 2014. The private placement was completed pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933. The Company did not engage in a distribution of this offering in the United States. The investor represented that it was not a US person as defined in Regulation S, and that it was not acquiring the Company's securities for the account or benefit of a US person.

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

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)
31	Rule 13a-14(a)/15d-14(a) Certification
32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)
99.1	Audit Committee Charter (3)
10.1	Letter Agreement dated March 15, 2014, among Horizon Minerals Corp. and Boomchat Inc.(2)
101	Interactive Data File
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

HORIZON MINERALS CORP
(Registrant)

Signature	Title	Date

/s/ Robert Fedun	(Chief Executive Officer, Chief	August 13, 2014
Robert Fedun	Financial Officer and Principle
Accounting Officer)