Form 10-K/A
period 2013-12-31
HORIZON MINERALS CORP.
filed 2014-08-29
CIK 1526726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2013, as originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014 (the “Original Form 10-K”).

This Amendment No. 1 amends Item 8 of Part II of the Original Form 10-K to include the report of Weinberg & Baer LLC, our former principal accountants, for our financial statements for the fiscal year ended December 31, 2012.  Other than the inclusion of the report of Weinberg & Baer LLC, the financial statements included in Item 8 have not been modified, amended or updated.

Item 15 of Part III of this Amendment No. 1 has been amended solely to provide updated certifications from our principal executive officer and principal financial officer, as required by Section 302 and 906 of Sarbanes-Oxley Act of 2002 and Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

Except as described above, this Amendment No. 1 does not modify, amend or update the disclosure made in the Original Form 10-K.

The filing of this Amendment No. 1 shall not be deemed an admission that the Original Form 10-K when made included any untrue statements of material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Horizon Minerals Corp. f/k/a Safe Dynamics Corp.:

We have audited the accompanying balance sheet of Horizon Minerals Corp. f/k/a Safe Dynamics Corp. (a Delaware corporation in the development stage) as December 31, 2012, and the related statements of operations, stockholders' equity, and cash flows for the periods ended December 31, 2012, and from inception (May 11, 2011) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Horizon Minerals Corp. f/k/a Safe Dynamics Corp. as of December 31, 2012, and the results of its operations and its cash flows for the periods ended December 31, 2012 and from inception (May 11, 2011) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2012, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EXHIBIT INDEX

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)
14	Code of Ethics(3)
31	Rule 13a-14(a)/15d-14(a) Certification(4)
32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)(4)
99.1	Audit Committee Charter(3)
10.1	Letter Agreement dated March 15, 2014 among Horizon Minerals Corp. and Boomchat Inc.(2)
101	Interactive Data File
(INS) XBRL Instance Document(3)
(SCH) XBRL Taxonomy Extension Schema Document(3)
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document(3)
(DEF) XBRL Taxonomy Extension Definition Linkbase Document(3)
(LAB) XBRL Taxonomy Extension Label Linkbase Document(3)
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document(3)

(1)	Incorporated by reference to the Registration Statement on Form S-1, previously filed with the SEC on September 13, 2011.
(2)	Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on March 20, 2014.
(3)	Incorporated by reference to the Annual Report on Form 10-K, previously filed with the SEC on March 31, 2014.
(4)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Horizon Minerals Corp. has caused this report to be signed on their behalf by the undersigned duly authorized persons.

Horizon Minerals Corp.

By:	/s/Robert Fedun
Name:	Robert Fedun
Title:	President, CEO
Dated:	August 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Horizon Minerals Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Robert Fedun	President, Chief Executive Officer,	August 29, 2014
Robert Fedun	(Principal Executive Officer, Principal Financial Officer, Principle Accounting Officer
and Member of the Board of Directors)