Form 10-Q
period 2014-09-30
HORIZON MINERALS CORP.
filed 2014-11-12
CIK 1526726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value	66,063,888 shares
(Class)	(Outstanding as at November 10, 2014)

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

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013

Assets

Current assets
Cash and cash equivalents	$571	$-
Prepaid expenses	176	-

Total Assets	$747	$-

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$21,259	$10,975
Accrued liabilities	7,880	9,700

Total liabilities	29,139	20,675

Stockholders’ deficit
Common stock, par value $0.0001 per share, 200,000,000 shares authorized, 66,063,880 shares issued and outstanding
as of September 30, 2014 and 66,000,000 as of December 31, 2013	6,600	6,600
Common stock subscribed	47,910	-
Additional paid-in capital	81,330	81,330
Deficit accumulated during the development stage	(164,232)	(108,605)

Total stockholders’ deficit	(28,392)	(20,675)

Total Liabilities and Stockholders’ Deficit	$747	$-

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		Inception (May 11, 2011) through
	2014	2013	2014	2013	September 30, 2014

Expenses
Filing fees	$1,121	$1,000	$8,163	$3,949	$13,749
General and administrative	5,069	199	24,390	932	38,360
Patent	-	-	-	-	15,000
Professional fees	14,044	5,380	22,531	11,630	96,391
Operating expenses	20,234	6,579	55,084	16,511	163,500

Other item:
Foreign currency transaction loss (gain)	(82)	-	543	-	732
Total other item	(82)	-	543	-	732

Net loss	$20,152	$6,579	$55,627	$16,511	$164,232

Loss per common share:
Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	66,037,209	66,000,000	66,012,403	66,000,000

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF SHAREHOLDER’S DEFICIT

(Unaudited)

	Common Stock		Shares	Additional Paid-in	Deficit Accumulated During Development
	Shares	Amount	Subscribed	Capital	Stage	Totals

Balance at inception	-	$-	$-	$-	$-	$-
Shares issued for cash	36,000,000	3,600	-	-	(3,300)	300
Net loss for the year ended December 31, 2011	-	-	-	-	(34,516)	$(34,516)

Balance, December 31, 2011	36,000,000	3,600	-	-	(37,816)	(34,216)
Common stock issued for cash	30,000,000	3,000	-	72,000	-	75,000
Offering costs	-	-	-	(20,000)	-	(20,000)
Donated capital	-	-	-	13,000	-	13,000
Net loss for the year ended December 31, 2012	-	-	-	-	(38,584)	(38,584)

Balance, December 31, 2012	66,000,000	6,600	-	65,000	(76,400)	(4,800)
Donated capital	-	-	-	8,232	-	8,232
Net loss for six months ended June 30, 2013	-	-	-	-	(9,930)	(9,930)

Balance, June 30, 2013	66,000,000	6,600	-	73,232	(86,330)	(6,498)
Donated capital	-	-	-	8,098	-	8,098
Net loss for the six months ended December 31, 2013	-	-	-	-	(22,275)	(22,275)

Balance, December 31, 2013	66,000,000	6,600	-	81,330	(108,605)	(20,675)
Subscription to common stock	63,888	-	47,910	-	-	47,910
Net loss for the nine months ended September 30, 2014	-	-	-	-	(55,627)	(55,627)

Balance, September 30, 2014	66,063,888	$6,600	$47,910	$81,330	$(164,232)	$(28,392)

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,			Inception (May 11, 2011) through September 30,
	2014		2013	2014

Operating activities
Net loss	$(55,627)		$(9,931)	$(164,232)
Non cash item:
Donated capital	-		8,232	29,330

Changes in net assets and liabilities
Prepaid expenses	(176)		-	(176)
Accounts payable	3,747		5,699	18,022
Accrued liabilities	(1,820)		(4,000)	7,880
Net cash used in operating activities	(53,876)		-	(109,176)

Financing activities
Proceeds from stock issued	-		-	55,300
Proceeds from subscribed shares	47,910		-	47,910
Proceeds from related party loans	6,537		-	27,667
Repayments pf related party loans	-		-	(21,130)
Net cash provided by financing activities	54,447		-	109,747

Net increase in cash	571		-	571
Cash - beginning	-		-	-
Cash - ending	$571		$-	$571

Supplemental disclosures:
Interest paid	$-	$	$-	$-
Income taxes paid	$-		$-	$-

HORIZON MINERALS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Horizon Minerals Corp. (the “Company”) was incorporated under the laws of the State of Delaware on May 11, 2011. The

Company is currently seeking to acquire a business.

Basis of presentation

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Horizon Minerals Corp. for the year ended December 31, 2013. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013, included in the Company’s report on Form 10-K.

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

On July 11, 2014, the Company received an advance from its sole director and officer for CAD$6,000 ($5,597) for working capital purposes.

For the three months ended September 30, 2014, the Company accrued management and consulting fees of $9,000 to Robert Fedun, sole director and officer of the Company. At September 30, 2014, the amount payable to him was $9,000 (December 31, 2013 - $Nil).

NOTE 3 - COMMON STOCK

On April 10, 2014, the Company received a deposit totaling $47,910, comprised of $25,000 and CAD$25,000, for the total of 63,888 shares of the Company’s common stock at $0.75 per share. These shares were issued on August 8, 2014.

NOTE 4 - SUBSEQUENT EVENT

On November 6, 2014, the Company announced a private placement of 500,000 units for gross proceeds of up to USD $250,000.00 at $0.50 per unit. Each unit will consist of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share of the Company at a price of $0.75 per share for a period of one year.

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

Recent Corporate Developments

The following corporate developments have occurred during the nine months ended September 30, 2014, and up to the date of the filing of this report:

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

On November 6, 2014, the Company announced a private placement of 500,000 units for gross proceeds of up to USD $250,000.00 at $0.50 per unit. Each unit will consist of one common share and one common share purchase warrant. Each warrant entitles the holder to purchase one additional common share of the Company at a price of $0.75 per share for a period of one year.

Results of Operations

Summary of Financial Condition

Table 1 summarizes and compares our financial condition at September 30, 2014, to the year-ended December 31, 2013.

Table 1: Comparison of financial condition

	September 30, 2014	December 31, 2013
Working capital deficit	$(28,392)	$(20,675)
Current assets	$747	$-
Total liabilities	$29,139	$20,675
Common stock and additional paid in capital	$135,840	$87,930
Deficit	$164,232	$108,605

Selected Financial Results

Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Percentage Increase /	Nine Months Ended September 30,		Percentage Increase /
	2014	2013	(Decrease)	2014	2013	(Decrease)
Operating expenses
Filing fees	$ 1,121	$ 1,000	12.1%	$ 8,163	$ 3,949	106.7%
General and administrative	5,069	199	2,447.2%	24,390	932	2,516.95%
Professional fees	14,044	5,380	161.0%	22,531	11,630	93.7%
Net operating expenses	20,234	6,579	207.5%	55,084	16,511	233.6%
Foreign exchange loss (gain)	(82)	-	n/a	543	-	n/a
Net loss	$ 20,152	$ 6,579	206.3%	$ 55,627	$ 16,511	236.9%

Revenues

We have not generated any revenues since our inception on May 11, 2011, and there can be no assurance that we will be able to generate or grow revenues in future periods.

Operating Expenses

During the three months ended September 30, 2014, our expenses increased by $13,572 or 206.3% from $6,579 for the three months ended September 30, 2013 to $20,152 for the three months ended September 30, 2014. The increase was associated with our due diligence review of BoomChat Inc., as well as our attempts to secure financing for our operations.

During the nine months ended September 30, 2014, our expenses increased by $39,116 or 236.9% from $16,511 for the nine months ended September 30, 2013 to $55,627 for the nine months ended September 30, 2014. The increase was associated with our due diligence review of BoomChat Inc., our attempts to secure financing for our operations, and increased regulatory requirements.

Net Loss

We have experienced net losses in all periods since our inception. Our net loss for the three months ended September 30, 2014 increased by $13,572 from $6,579 incurred during the three months ended September 30, 2013 to $20,152 we incurred during the three months ended September 30, 2014.  Our net loss for the nine months ended September 30, 2014 increased by $39,116 from $16,511 to $55,627.  Our net loss since the date of our inception through September 30, 2014 was $164,232.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash used in operating activities	$(53,876)	$-
Cash provided by financing activities	54,447	-
Net increase in cash during the period	$571	$-

During the nine months ended September 30, 2014, we used $53,876 in our day-to-day operating activities. We used $55,627 to cover our net loss, $176 used for prepaid expenses and ($3,747) and $1,820 to reduce (increase) our accounts payable and accrued liabilities, respectively.

Our operations during the nine months period ended September 30, 2014, were supported by a CAD$17,500 ($16,002) loan we borrowed from our sole officer and director and by $47,910 we received from a subscription to purchase our shares of common stock.

In the comparable period ended September 30, 2013, we increased our accounts payable by $5,699 and decreased accrued liabilities by $4,000. Our net loss of $9,931 was in part reduced by $8,232 in the form of donated capital, not expected to be repaid.

As of September 30, 2014, we had $571 in cash and did not have any other cash equivalents.

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

Related Party Transactions

During the nine months ended September 30, 2014 we borrowed CAD$17,500 ($16,002) from our director and officer. Our director and officer work for us on a part-time basis, and is prepared to devote additional time, as necessary.

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

HORIZON MINERALS CORP
(Registrant)

Signature	Title	Date

/s/ Robert Fedun Robert Fedun	(Chief Executive Officer, Chief Financial Officer and Principle Accounting Officer)	November 10, 2014