Form 10-Q/A
period 2014-09-30
HORIZON MINERALS CORP.
filed 2014-12-10
CIK 1526726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

HORIZON MINERALS CORP.

BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$571	$-
Prepaid expenses	176	-

Total Assets	$747	$-

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$15,906	$10,975
Accrued liabilities	7,880	9,700
Advance payable	5,353	-

Total liabilities	29,139	20,675

Stockholders’ deficit
Common stock, par value $0.0001 per share, 200,000,000 shares authorized, 66,063,880 shares issued and outstanding
as of September 30, 2014 and 66,000,000 as of December 31, 2013	6,606	6,600
Additional paid-in capital	129,234	81,330
Deficit	(164,232)	(108,605)

Total stockholders’ deficit	(28,392)	(20,675)

Total Liabilities and Stockholders’ Deficit	$747	$-

HORIZON MINERALS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Expenses
Filing fees	$1,121	$1,000	$8,163	$3,949
General and administrative	5,069	199	24,390	932
Professional fees	14,044	5,380	22,531	11,630
Operating expenses	20,234	6,579	55,084	16,511

Other item:
Foreign currency transaction loss (gain)	(82)	-	543	-
Total other item	(82)	-	543	-

Net loss	$20,152	$6,579	$55,627	$16,511

Loss per common share:
Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	66,037,209	66,000,000	66,012,403	66,000,000

HORIZON MINERALS CORP.

STATEMENTS OF SHAREHOLDER’S DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2012	66,000,000	$6,600	$65,000	$(76,400)	$(4,800)
Donated capital	-	-	8,232	-	8,232
Net loss for nine months ended September 30, 2013	-	-	-	(16,511)	(16,511)

Balance, September 30, 2013	66,000,000	6,600	73,232	(92,911)	(13,079)
Donated capital	-	-	8,098	-	8,098
Net loss for the three months ended December 31, 2013	-	-	-	(15,694)	(15,694)

Balance, December 31, 2013	66,000,000	6,600	81,330	(108,605)	(20,675)
Shares issued for cash	63,880	6	47,904	-	47,910
Net loss for the nine months ended September 30, 2014	-	-	-	(55,627)	(55,627)

Balance, September 30, 2014	66,063,880	$6,606	$129,234	$(164,232)	$(28,392)

HORIZON MINERALS CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2014	2013

Operating activities
Net loss	$(55,627)	$(9,931)
Non cash item:
Donated capital	-	8,232

Changes in net assets and liabilities
Prepaid expenses	(176)	-
Accounts payable	4,931	5,699
Accrued liabilities	(1,820)	(4,000)
Net cash used in operating activities	(52,692)	-

Financing activities
Proceeds from stock issued	47,910	-
Proceeds from related party loans	15,936	-
Repayments of related party loans	(10,583)	-
Net cash provided by financing activities	53,263	-

Net increase in cash	571	-
Cash - beginning	-	-
Cash - ending	$571	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

HORIZON MINERALS CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Horizon Minerals Corp. (the “Company”) was incorporated under the laws of the State of Delaware on May 11, 2011. The Company is currently seeking to acquire a business.

Basis of presentation

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2013. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013, included in the Company’s report on Form 10-K.

The Company has elected to early adopt the guidance in FASB Topic 915 this quarter and no longer provides the accounting disclosures for development stage companies. Accordingly, the figures for the period from inception to the current period are no longer provided and all references to development stage operations have been removed. Other recent accounting pronouncements with future effective dates are not expected to have an impact on the Company’s financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

On February 27, 2014, the Company entered into a loan agreement with its sole director and officer for CAD$11,500 ($10,405). The loan bore interest at 10% per annum, was unsecured and due on demand. On May 30, 2014, the Company repaid the loan in full and wrote off the accrued interest of $261.

On July 11, 2014, the Company received an advance from its sole director and officer for CAD$6,000 ($5,353). The amount bears no interest, is due on demand and is unsecured.

During the nine months ended September 30, 2014, the Company incurred management and consulting fees of $9,000 (september 30, 2013 - $Nil) to the sole director and officer of the Company. At September 30, 2014, the balance owing to the director of $9,000 (December 31, 2013 - $Nil) is included in accounts payable.

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

Operating Expenses

During the three months ended September 30, 2014, our expenses increased by $13,573 or 206.3% from $6,579 for the three months ended September 30, 2013 to $20,152 for the three months ended September 30, 2014. The increase was associated with our due diligence review of BoomChat Inc., as well as our attempts to secure financing for our operations.

During the nine months ended September 30, 2014, our expenses increased by $39,116 or 236.9% from $16,511 for the nine months ended September 30, 2013 to $55,627 for the nine months ended September 30, 2014. The increase was associated with our due diligence review of BoomChat Inc., our attempts to secure financing for our operations, and increased regulatory requirements.

Net Loss

We have experienced net losses in all periods since our inception. Our net loss for the three months ended September 30, 2014 increased by $13,532 from $6,579 incurred during the three months ended September 30, 2013 to $20,152 we incurred during the three months ended September 30, 2014.  Our net loss for the nine months ended September 30, 2014 increased by $39,116 from $16,511 to $55,627.  Our net loss since the date of our inception through September 30, 2014 was $164,232.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash used in operating activities	$(52,692)	$-
Cash provided by financing activities	53,263	-
Net increase in cash during the period	$571	$-

During the nine months ended September 30, 2014, we used $52,627 in our day-to-day operating activities. We used $55,627 to cover our net loss, $176 used for prepaid expenses and ($4,931) and $1,820 to reduce (increase) our accounts payable and accrued liabilities, respectively.

Our operations during the nine months period ended September 30, 2014, were supported by a CAD$17,500 ($15,936) loan we borrowed from our sole officer and director and by $47,910 we received for the issuance of shares of common stock.

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

HORIZON MINERALS CORP
(Registrant)

Signature	Title	Date

/s/ Robert Fedun Robert Fedun	(Chief Executive Officer, Chief Financial Officer and Principle Accounting Officer)	December 10, 2014