Form 10-K
period 2014-12-31
HORIZON MINERALS CORP.
filed 2015-03-30
CIK 1526726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________

Commission file number 333-176798

HORIZON MINERALS CORP.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-2281448 (I.R.S. Employer Identification No.)

9101 West Sahara Avenue

Suite 105 - 197

Las Vegas, Nevada 89117

(Address of principal executive offices)

(587) 984-2321

Registrant’s telephone number, including area code

__________________

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

[  ] Yes [X] No

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

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[X] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $9,019,166 as of June 30, 2014.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, $0.0001 par value	66,063,888 shares
(Class)	(Outstanding as at March 27, 2015)

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

PART I

ITEM 1. BUSINESS

Business Development and Summary

We were incorporated in Delaware on May 11, 2011.  We currently have no business operations or significant assets.  We are currently seeking to acquire a business.

Recent Corporate Developments

The following corporate developments have occurred during the year ended December 31, 2014, and up to the date of the filing of this report:

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

Boomchat Inc. is a private Nevada corporation that provides technology solutions to smartphone users worldwide Boomchat’s private image and video sharing solution is based on a newly developed scripting engine that can be deployed on multiple platforms, furthermore, it is written for secured cloud servers and can be deployed worldwide. The system will be available for download as an application that can be installed on majority of smartphones and will enable its users to share private media on demand and distribute it to controlled lists of recipients for pre-set time only.

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

Patents/Trade Marks/Licenses/Franchises/Concessions/Royalty Agreements or Labor Contracts

We do not currently own any patents or trademarks, and are not party to any franchise agreements, concessions or labor contracts.

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

ITEM 1A. RISK FACTORS

The following are certain risk factors that could affect our business, financial position, results of operations or cash flows. These risk factors should be considered along with the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results or financial condition to differ materially from those projected in forward-looking statements. The following discussion is not an all-inclusive listing of risks, although we believe these are the more material risks that we face. If any of the following occur, our business, financial position, results of operations or cash flows could be negatively affected. We caution the reader to keep these risk factors in mind and refrain from attributing undue certainty to any forward looking statements, which speak only as of the date of this Annual Report.

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

Our sole Director and officer is only engaged in our business activities on a part-time basis. This could result in a conflict of interest between the amount of time he devotes to our business activities and the amount of time required to be devoted to his other activities. Subsequent to the completion of the proposed transaction with Boomchat, we intend to increase our business activities in terms of business development, marketing and promotion. This increase in business activities will require that either our Director and Officer engages in our business activities on a full-time basis or that we hire additional employees our third-party consultants; however, at this time, we do not have sufficient funds to pursue either option.

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

Period ended	High	Low	Source
31 December 2014	$0.50	$0.50	Stockhouse
30 September 2014	$0.35	$0.28	Stockhouse
30 June 2014	$0.30	$0.30	Stockhouse
31 March 2014	$0.80	$0.80	Stockhouse
31 December 2013	$0.54	$0.30	Stockwatch
30 September 2013	$1.00	$0.48	Stockwatch
30 June 2013	$1.00	$1.00	Stockwatch
31 March 2013	n/a	n/a	Stockwatch

Holders

As of March 27, 2015 we have 66,063,888 shares of $0.0001 par value common stock issued and outstanding held by 42 shareholders of record according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include the beneficial owners of common stock held in street name. We have engaged VStock Transfer LLC as our stock transfer agent, their address is 77 Spruce Street, Suite 201, Cedarhurst, New York 11516. Their telephone number is (212) 828-8436 and fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2014.

Recent Sales of Unregistered Securities

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

Results of Operations for the years ended December 31, 2014 and 2013

The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

Summary of Financial Condition

The following table summarizes and compares our financial condition at December 31, 2014, to the year-ended December 31, 2013.

	Years Ended December 31,
	2014	2013

Working capital deficit	$45,690	$20,675
Current assets	1,007	-
Total liabilities	46,697	20,675
Common stock and additional paid in capital	135,840	87,930
Deficit	$181,530	$108,605

Years ended December 31, 2014 and 2013

	Years Ended December 31,
	2014	2013	Changes Between the Years Ended December 31, 2013 and 2014	Percentage Increase/ (Decrease)
Expenses:
Filing fees	$ 9,836	$ 2,400	$ 7,436	309.8%
General and administrative	30,552	9,181	21,371	232.8%
Professional fees	32,175	20,630	11,545	56.0%
Net loss before other items	72,563	32,211	40,352	125.3%
Foreign currency transaction loss (gain)	362	(6)	368	6,133.3%
Net loss	$ 72,925	$ 32,205	$ 40,720	126.4%

Revenue

We have not generated any revenues since our incorporation on May 11, 2011.

Operating Expenses

Our operating expenses increased by $40,720 or 126.4% from $32,205 incurred during the year ended December 31, 2013 to $72,925 incurred during the year ended December 31, 2014. Our operating expenses for these past two fiscal years were composed mainly of general and administrative costs and professional and regulatory fees.  General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: research and development, licenses, taxes, general office expenses, bank charges, and other miscellaneous expenditures not otherwise classified.  Professional fees include: legal, auditing, bookkeeping and tax preparation fees. Filing fees include regulatory and transfer agent fees, as well as Edgarization fees for the submission of reports and information statements with the U.S. Securities and Exchange Commission.

Net Loss

We have experienced net losses in all periods since our inception.  Our net losses for the years ended December 31, 2014 and 2013 were $72,925 and $32,205, respectively.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31, 2014	Year Ended December 31, 2013
Cash flows used in operating activities	$(52,251)	$-
Cash flows provided by financing activities	53,082	-
Net increase in cash during the period	$831	$-

During the year ended December 31, 2014, we used $52,251 in cash for operating expenses. We used $72,925 to cover our net loss, $176 used for prepaid expenses and ($24,170) and $3,320 to reduce (increase) our accounts payable and accrued liabilities, respectively.  Our operations during the year ended December 31, 2014, were supported by a net $5,172 loan we borrowed from our sole officer and director and by $47,910 we received from the issuance of shares of common stock.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Horizon Minerals Corp.

We have audited the accompanying balance sheets of Horizon Minerals Corp. (the “Company”) as at December 31, 2014 and 2013, and the related statements of operations, shareholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 27, 2015

HORIZON MINERALS CORP.

BALANCE SHEETS

	December 31, 2014	December 31, 2013

Assets

Current assets
Cash	$831	$-
Prepaid expenses	176	-

Total Assets	$1,007	$-

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$35,145	$10,975
Accrued liabilities	6,380	9,700
Due to related parties	5,172	-

Total liabilities	46,697	20,675

Stockholders’ deficit
Common stock, par value $0.0001 per share, 200,000,000 shares authorized, 66,063,888 shares issued and outstanding as of December 31, 2014 and 66,000,000 as of December 31, 2013	6,606	6,600
Additional paid-in capital	129,234	81,330
Deficit	(181,530)	(108,605)

Total stockholders’ deficit	(45,690)	(20,675)

Total Liabilities and Stockholders’ Deficit	$1,007	$-

The accompanying notes are an integral part of these financial statements.

HORIZON MINERALS CORP.

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2014	2013

Expenses:
Filing fees	$9,836	$2,400
General and administrative	30,552	9,181
Professional fees	32,175	20,630
Total expenses	72,563	32,211

Loss from operations	(72,563)	(32,211)

Other item:
Foreign currency transaction gain (loss)	(362)	6
Total other item	(362)	6

Net comprehensive loss	$(72,925)	$(32,205)

Loss per common share:
Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	66,025,380	66,000,000

The accompanying notes are an integral part of these financial statements.

HORIZON MINERALS CORP.

STATEMENT OF SHAREHOLDER’S DEFICIT

For the Years Ended December 31, 2014 and 2013

	Common Stock		Additional Paid-in
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2012	66,000,000	$6,600	$65,000	$(76,400)	$(4,800)
Donated capital	-	-	16,330	-	16,330
Net loss for the year	-	-	-	(32,205)	(32,205)

Balance, December 31, 2013	66,000,000	6,600	81,330	(108,605)	(20,675)
Shares issued for cash	63,888	6	47,904	-	47,910
Net loss for year ended December 31, 2014	-	-	-	(72,925)	(72,925)

Balance, December 31, 2014	66,063,888	$6,606	$129,234	$(181,530)	$(45,690)

The accompanying notes are an integral part of these financial statements.

HORIZON MINERALS CORP.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2014	2013

Operating activities
Net loss	$(72,925)	$(32,205)
Non cash item:
Donated capital	-	16,330

Changes in net assets and liabilities:
Prepaid expenses	(176)	-
Accounts payable	24,170	10,175
Accrued liabilities	(3,320)	5,700
Net cash used in operating activities	(52,251)	-

Financing activities
Proceeds from stock issued	47,910	-
Proceeds from related party loans, net of repayments	5,172	-
Net cash provided by financing activities	53,082	-

Net increase in cash	831	-
Cash - beginning	-	-
Cash - ending	$831	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

HORIZON MINERALS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Horizon Minerals Corp. (the “Company”) was incorporated under the laws of the State of Delaware on May 11, 2011. The Company is currently seeking to acquire a business.

The Company’s financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business.  The company has not generated operating revenues to date, has accumulated losses of $181,530 since inception and as at December 31, 2014 had $831 cash on hand.  The Company has funded its operations through the issuance of capital stock and debt.  Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.  There is no certainty that further funding will be available as needed.  These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.  The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash and accounts payable approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

HORIZON MINERALS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

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

Loss per Share

Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2014 and 2013.

Recent Pronouncements

The Company has elected to early adopt the guidance in FASB Topic 915 and no longer provides the accounting disclosures for development stage companies. Accordingly, the figures for the period from inception to the current period are no longer provided and all references to development stage operations have been removed. Other recent accounting pronouncements with future effective dates are not expected to have an impact on the Company’s financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

On February 27, 2014, the Company entered into a loan agreement with its sole director and officer for CAD$11,500 ($10,405). The loan bore interest at 10% per annum, was unsecured and due on demand. On May 30, 2014, the Company repaid the loan in full.

On July 11, 2014, the Company received an advance from its sole director and officer for CAD$6,000 ($5,172) for working capital purposes. The amount is due on demand, bears no interest, and is unsecured. As at December 31, 2014, the entire amount is still outstanding.

For the year ended December 31, 2014, the Company incurred management fees of $18,000 (2013 - $Nil) to the sole director and officer of the Company. The amount payable of $18,000 (2013 - $Nil) is included in accounts payable.

HORIZON MINERALS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

NOTE 4 - STOCKHOLDERS’ DEFICIT

On August 8, 2014, the Company completed a private placement of 63,888 common shares at $0.75 per share for gross proceeds of $47,910.

NOTE 5 - DONATED SERVICES

During the year ended December 31, 2013, the Company incurred $16,330 in expenditures which were paid on behalf of the Company by an unrelated party without requirement for reimbursement. These payments were recorded as donated capital.

NOTE 6 - INCOME TAXES

The provision for income taxes for the periods ended December 31, 2014 and 2013, are as follows:

	Years ended December 31,
	2014	2013
Loss before income taxes	$(72,925)	$(32,205)
Statutory tax rate	23%	23%
Expected recovery of the income taxes	(16,773)	(7,407)
Non-deductible items	-	3,756
Change in valuation allowance	16,773	3,651
	$-	$-

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	Years ended December 31,
	2014	2013
Non-capital losses carried forward	$37,237	$20,464
Less: Valuation allowance	(37,237)	(20,464)
Net deferred income tax assets	$-	$-

The Company has non-capital losses of $164,400, which may be carried forward to reduce taxable income in future years. The noncapital losses expire as follows:

2031	$34,516
2032	38,584
2033	15,875
2034	72,925
$161,900

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were effective for the period ended December 31, 2014.

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

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the inappropriate application of US GAAP rules.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended December 31, 2014, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Robert Fedun Director, President and Secretary	One	One	One

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During 2014, we received no recommendation for Directors from our stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last completed fiscal years ended December 31, 2014 and 2013 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and, to the extent applicable, each of the two other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Fedun	2014	18,000	Nil	Nil	Nil	Nil	Nil	Nil	18,000
President, CEO	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Yan Ming Lui	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former President	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Claudio Ferrer	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former President	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the ownership of the Common Stock as of March 27, 2015 by (a) each person who, to the best of our knowledge, beneficially owned on that date more than 5% of our outstanding common stock, (b) each of our Directors and executive officers and (c) all current Directors and executive officers as a group. The following table is based upon an aggregate of 66,063,888 shares of our common stock outstanding as of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership ($)	Percentage of Common Stock (1)
DIRECTORS AND OFFICERS
Common Stock	ROBERT FEDUN Chief Executive Officer, Chief Financial Officer, President, Secretary and Director	36,000,000	54.49%
Common Stock	All Officers and Directors as a Group (1 person)	36,000,000	54.49%
5% STOCKHOLDERS
Common Stock	ROBERT FEDUN 9101 West Sahara Avenue, Suite 105 - 197, Las Vegas, Nevada 89117	36,000,000	54.49%

(1)Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 27, 2015. As of March 27, 2015, there were 66,063,888 shares of our common stock issued and outstanding.

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

On April 11, 2014, Robert Fedun acquired an aggregate of 36,000,000 shares of our common stock from Mr. Yan Ming Lui. The purchase was made in a private transaction not involving the Registrant pursuant to Section 4(1) of the Securities Act of 1933, as amended.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2014 and 2013 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2014	2013

Audit fees	$ 14,060	$ 10,000
Total fees	$ 14,060	$ 10,000

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

EXHIBIT INDEX

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)
14	Code of Ethics (3)
31	Rule 13a-14(a)/15d-14(a) Certification
32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)
99.1	Audit Committee Charter (3)
10.1	Letter Agreement dated March 15, 2014, among Horizon Minerals Corp. and Boomchat Inc.(2)
101	Interactive Data File
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

Horizon Minerals Corp.

By:	/s/ Robert Fedun
Name:	Robert Fedun
Title:	President, CEO
Dated:	March 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Horizon Minerals Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Robert Fedun	President, Chief Executive Officer,	March 27, 2015
Robert Fedun	(Principal Executive Officer,
Principal Financial Officer,
Principle Accounting Officer
and Member of the Board of Directors)