Form 10-K/A
period 2014-12-31
HORIZON MINERALS CORP.
filed 2015-03-30
CIK 1526726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #1

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

EXPLANATORY NOTE

Horizon Minerals Corp. (“Horizon”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was originally filed at 6:00AM Eastern Standard Time on March 30, 2015 (the “Original 10-K Filing”), to include an updated Report from the Independent Registered Public Accounting Firm on page F-1 of the financial statements.

Additionally, in connection with the filing of this Form 10-K/A and pursuant to Securities and Exchange Commission (“SEC”) rules, Horizon is including currently dated certifications.

Except as described in this Explanatory Note, no other portions of the original Form 10-K are being supplemented or amended by this Form 10-K/A. In addition, this Form 10-K/A has not been updated for events or information subsequent to the date of filing of the original Form 10-K.

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

“DMCL”
DALE MATHESON CARR-HILTON LABONTE LLP
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

EXHIBIT INDEX

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)
14	Code of Ethics (3)
31	Rule 13a-14(a)/15d-14(a) Certification(4)
32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)(4)
99.1	Audit Committee Charter (1)
10.1	Letter Agreement dated March 15, 2014, among Horizon Minerals Corp. and Boomchat Inc.(2)
101	Interactive Data File(3)
(INS) XBRL Instance Document
(SCH) XBRL Taxonomy Extension Schema Document
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1, previously filed with the SEC on September 13, 2011.
(2)	Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on March 20, 2014.
(3)	Incorporated by reference to the Annual Report on Form 10-K, previously filed with the SEC on March 30, 2014 (6:00AM EST).
(4)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Horizon Minerals Corp. has caused this report to be signed on their behalf by the undersigned duly authorized persons.

Horizon Minerals Corp.

By:	/s/ Robert Fedun
Name:	Robert Fedun
Title:	President, CEO
Dated:	March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Horizon Minerals Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Robert Fedun	President, Chief Executive Officer,	March 30, 2015
Robert Fedun	(Principal Executive Officer,
Principal Financial Officer,
Principle Accounting Officer
and Member of the Board of Directors)