Form 10-Q
period 2015-03-31
HORIZON MINERALS CORP.
filed 2015-05-14
CIK 1526726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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
____________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value	66,063,888 shares
(Class)	(Outstanding as at May 14, 2015)

HORIZON MINERALS CORP

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission on March 31, 2015.

HORIZON MINERALS CORP.

BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$651	$831
Prepaid expenses	176	176

Total Assets	$827	$1,007

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$49,817	$35,145
Accrued liabilities	6,880	6,380
Due to related parties	4,732	5,172

Total liabilities	61,429	46,697

Stockholders’ deficit
Common stock, par value $0.0001 per share, 200,000,000 shares authorized, 66,063,880 shares issued and outstanding
as of March 31, 2015 and December 31, 2014	6,606	6,606
Additional paid-in capital	129,234	129,234
Deficit accumulated during the development stage	(196,442)	(181,530)

Total stockholders’ deficit	(60,602)	(45,690)

Total Liabilities and Stockholders’ Deficit	$827	$1,007

The accompanying notes are an integral part of these financial statements.

HORIZON MINERALS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2015	2014

Expenses:
Filing fees	$273	$5,162
General and administrative	71	6,782
Professional fees	14,925	3,616
Operating expenses	15,269	15,560

Other item:
Foreign currency transaction loss (gain)	(357)	236
Total other item	(357)	236

Net loss	$(14,912)	$(15,796)

Loss per common share:
Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	66,063,888	66,000,000

The accompanying notes are an integral part of these financial statements.

HORIZON MINERALS CORP.

STATEMENTS OF STOCKHOLDER’S DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2013	66,000,000	$6,600	$81,330	$(108,605)	$(20,675)
Net loss for three months ended March 31, 2014	-	-	-	(15,796)	(15,796)

Balance, March 31, 2014	66,000,000	6,600	81,330	(124,401	(36,471)
Shares issued for cash	63,888	6	47,904	-	47,910
Net loss for the nine months ended December 31, 2014	-	-	-	(57,129)	(57,129)

Balance, December 31, 2014	66,063,888	6,606	129,234	(181,530)	(45,690)
Net loss for the three months ended March 31, 2015	-	-	-	(14,912)	(14,912)
Balance, March 31, 2015	66,063,888	$6,606	$129,234	$(196,442)	$(60,602)

The accompanying notes are an integral part of these financial statements.

HORIZON MINERALS CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2015	2014

Operating activities
Net loss	$(14,912)	$(15,796)

Changes in net assets and liabilities
Prepaid expenses	-	(229)
Accounts payable	14,672	9,048
Accrued liabilities	500	(1,345)
Net cash provided by (used in) operating activities	260	(8,322)

Financing activities
Proceeds from (repayments to) related party loans	(440)	10,496
Net cash provided by (used in) financing activities	(440)	10,496

Net increase (decrease) in cash	(180)	2,174
Cash - beginning	831	-
Cash - ending	$651	$2,174

The accompanying notes are an integral part of these financial statements.

HORIZON MINERALS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Horizon Minerals Corp. (the “Company”) was incorporated under the laws of the State of Delaware on May 11, 2011. The

Company is currently seeking to acquire a business (Note 4).

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2014. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014, included in the Company’s report on Form 10-K.

NOTE 3 - RELATED PARTY TRANSACTIONS

On July 11, 2014, the Company received an advance from its sole director and officer for CAD$6,000 ($4,731) for working capital purposes. The amount is due on demand, bears no interest, and is unsecured. As at March 31, 2015, the entire amount is still outstanding.

During the period ended March 31, 2015, the Company paid or accrued consulting fees of $9,000 to Robert Fedun, CEO and CFO of the Company.  As of March 31, 2015, the amount payable of $27,622 (December 31, 2014 - $18,000) is included in accounts payable and the amount payable of $4,732 (December 31, 2014 - $5,172) is included in due to related parties.

NOTE 4 - SUBSEQUENT EVENT

On April 6, 2015, the Company entered into a share purchase agreement (the "Agreement') to acquire all of the issued and outstanding shares of Boomchat Inc. (“Boomchat”). In consideration, the Company will issue 40,000,000 common shares and make a cash payment of $50,000 (the "Development Payment") to Boomchat’s sole shareholder, Dan Clayton. The Development Payment was due on April 16, 2015 (currently unpaid) and is non-refundable. Concurrent with closing of the acquisition, the Company's President, will surrender 30,000,000 shares of the Company’s common stock held by him for cancellation

Following the closing of the acquisition, the Company will change its name to Boomchat Inc. to reflect its new business and Mr. Clayton will be appointed as a director and President of the Company. Closing is subject to a number of conditions, including customary due diligence and the delivery by Boomchat of the financial statements for Boomchat required to be filed by Horizon with the SEC.

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

Recent Corporate Developments

The following corporate developments have occurred during the three months ended March 31, 2015, and up to the date of the filing of this report:

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

Subsequent to the quarter, on April 6, 2015, Horizon Minerals Corp. (the "Company" or "Horizon") entered into a Share Purchase Agreement (the "Share Purchase Agreemenf') among the Company, Dan Clayton, Boomchat Inc. and Robert Fedun to acquire all of the issued and outstanding shares of Boomchat held by Mr. Clayton.

Under the terms of the Share Purchase Agreement, the Company will acquire the Boomchat Shares in consideration for the issuance to Mr. Clayton of 40,000,000 common shares of Horizon and payment to Boomchat of $50,000 to complete development of the Boomchat mobile chat application (the "Development Payment"). The Development Payment is non-refundable and payable by April 16, 2015. Concurrent with Closing of the acquisition, the Company's President, Robert Fedun, will surrender for cancellation 30,000,000 shares of Horizon common stock held by him.

Following the Closing, Horizon intends to change its name to Boomchat Inc. to reflect its new business and Mr. Clayton will be appointed as a director and will replace Mr. Fedun as the Company's President. Closing is subject to a number of conditions, including customary due diligence and the delivery by Boomchat of the financial statements for Boomchat required to be filed by Horizon with the SEC.

Results of Operations

Summary of Financial Condition

Table 1 summarizes and compares our financial condition at March 31, 2015, to the year-ended December 31, 2014.

Table 1: Comparison of financial condition

	March 31, 2015	December 31, 2014
Working capital deficit	$(60,602)	$(45,690)
Current assets	$827	$1,007
Total liabilities	$61,429	$46,697
Common stock and additional paid in capital	$135,840	$135,840
Deficit	$196,442	$(181,530)

Selected Financial Results

Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,		Percentage Increase /
	2015	2014	(Decrease)
Operating expenses:
Filing fees	$273	$5,162	(94.7%)
General and administrative	71	6,782	(99.0%)
Professional fees	14,925	3,616	312.7%
Net operating expenses	15,269	15,560	(1.9%)
Foreign exchange loss (gain)	(357)	236	(251.3%)
Net loss	$14,912	$15,796	(5.6%)

Revenues

We have not generated any revenues since our inception on May 11, 2011, and there can be no assurance that we will be able to generate or grow revenues in future periods.

Operating Expenses

During the three months ended March 31, 2015, our expenses decreased by $291 or 1.9% from $15,560 for the three months ended March 31, 2014 to $15,269 for the three months ended March 31, 2015. The change in operating expenses was associated with a decrease in filing fees from $5,162 (2014) to $273; a decrease in general and administrative fees from $6,782 (2014) to $71; and an increase in professional fees from $3,616 (2014) to $14,925.

Net Loss

We have experienced net losses in all periods since our inception. Our net loss for the three months ended March 31, 2015 decreased by $357 from $15,796 incurred during the three months ended March 31, 2014 to $14,912 we incurred during the three months ended March 31, 2015.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash provided by (used in) operating activities	$260	$(8,322)
Cash provided by (used in) financing activities	(440)	10,496
Net increase (decrease) in cash during the period	$(180)	$2,174

During the three months ended March 31, 2015, we provided $260 in our day-to-day operating activities. We used $14,912 to cover our net loss. This was offset by the increase in accounts payable of $14,672, the increase in accrued liabilities of $500, and the decrease in related party loans of $440.

Our operations during the three months ended March 31, 2015 were supported by a CAD$7,206 ($5,893) loan we borrowed from related parties, and loan from a non-related party of $9,960.

In the comparable period ended March 31, 2014, we used $8,322 in our day-to-day operating activities. We used $15,796 to cover our net loss, prepay $229 in our future expenses and lower our accrued liabilities by $1,345. These uses of cash were offset by an increase in our accounts payable of $9,048.

As of March 31, 2015, we had $651 in cash and did not have any other cash equivalents.

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

Related Party Transactions

During the period ended March 31, 2015, the Company paid or accrued consulting fees of $9,000 to Robert Fedun, CEO and CFO of the Company. As of March 31, 2015 we owed CAD$7,206 ($5,893) to related parties.

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

Item 1A. Risk Factors

Our significant business risks are described in our Annual Report on Form 10-K that we filed with Securities and Exchange Commission on March 31, 2015.

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

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)
14	Code of Ethics (3)
31	Rule 13a-14(a)/15d-14(a) Certification(4)
32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350) (4)
99.1	Audit Committee Charter (1)
10.1	Share Purchase Agreement dated for reference April 6, 2015 among the Company, Dan Clayton, Boomchat Inc. and Robert Fedun.(2)
101	Interactive Data File
(INS) XBRL Instance Document
(SCH) XBRL Taxonomy Extension Schema Document
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1, previously filed with the SEC on September 13, 2011.
(2)	Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on April 13, 2015.
(3)	Incorporated by reference to the Annual Report on Form 10-K, previously filed with the SEC on March 31, 2015.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON MINERALS CORP
(Registrant)

Signature	Title	Date

/s/ Robert Fedun Robert Fedun	(Chief Executive Officer, Chief Financial Officer and Principle Accounting Officer)	May 14, 2015