Form 10-Q
period 2015-06-30
HORIZON MINERALS CORP.
filed 2015-08-13
CIK 1526726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015
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
________________________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value	66,063,888 shares
(Class)	(Outstanding as at August 12, 2015)

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

HORIZON MINERALS CORP.

BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets

Current assets
Cash	$2,545	$831
Prepaid expenses	176	176

Total Assets	$2,721	$1,007

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$62,363	$35,145
Accrued liabilities	3,940	6,380
Third party advances	62,368	-
Due to related parties	4,797	5,172

Total liabilities	133,468	46,697

Stockholders’ deficit
Common stock, par value $0.0001 per share, 200,000,000 shares authorized, 66,063,888 shares issued and outstanding
as of June 30, 2015 and December 31, 2014	6,606	6,606
Additional paid-in capital	129,234	129,234
Deficit	(266,587)	(181,530)

Total stockholders’ deficit	(130,747)	(45,690)

Total Liabilities and Stockholders’ Deficit	$2,721	$1,007

The accompanying notes are an integral part of these financial statements

HORIZON MINERALS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

Expenses:
Filing fees	$2,598	$1,880	$2,871	$7,042
General and administrative	522	12,539	593	19,321
Investigation costs	50,000	-	50,000	-
Professional fees	17,627	4,871	32,552	8,487
Operating expenses	70,747	19,290	86,016	34,850

Other item:
Foreign currency transaction loss (gain)	(602)	389	(959)	625
Total other item	(602)	389	(959)	625

Net loss	$70,145	$19,679	$85,057	$35,475

Loss per common share:
Loss per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding - basic and diluted	66,063,888	66,000,000	66,063,888	66,000,000

The accompanying notes are an integral part of these financial statements

HORIZON MINERALS CORP.

STATEMENTS OF STOCKHOLDER’S DEFICIT

(Unaudited)

	Common Stock		Shares	Additional Paid-in
	Shares	Amount	Subscribed	Capital	Deficit	Totals

Balance, December 31, 2013	66,000,000	$6,600	$-	$81,330	$(108,605)	$(20,675)
Subscription to common stock	-	-	47,910	-	-	47,910
Net loss for the six months ended June 30, 2014	-	-	-	-	(35,475)	(35,475)

Balance, June 30, 2014	66,000,000	6,600	47,910	81,330	(144,080)	(8,240)
Shares issued for cash	63,888	6	(47,910)	47,904	-	-
Net loss for the six months ended December 31, 2014	-	-	-	-	(37,450)	(37,450)

Balance, December 31, 2014	66,063,888	6,606	-	129,234	(181,530)	(45,690)
Net loss for the six months ended June 30, 2015	-	-	-	-	(85,057)	(85,057)
Balance, June 30, 2015	66,063,888	$6,606	$-	$129,234	$(266,587)	$(130,747)

The accompanying notes are an integral part of these financial statements

HORIZON MINERALS CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2015	2014

Operating activities
Net loss	$(85,057)	$(35,475)
Non-cash items
Unrealized foreign exchange	375	178

Changes in net assets and liabilities
Accounts payable	27,219	(4,068)
Accrued liabilities	(2,440)	(5,760)
Net cash used in operating activities	(60,654)	(45,125)

Financing activities
Proceeds from subscribed shares	-	47,910
Proceeds from third party advances	62,368	-
Net cash provided by financing activities	62,368	47,910

Net increase in cash	1,714	2,607
Cash - beginning	831	-
Cash - ending	$2,545	$2,607

The accompanying notes are an integral part of these financial statements

HORIZON MINERALS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2015 and 2014

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

On April 6, 2015, the Company entered into a share purchase agreement (the "Agreement') to acquire all of the issued and outstanding shares of Boomchat Inc. (“Boomchat”). In consideration, the Company will issue 40,000,000 common shares and make a cash payment of $50,000 (the "Development Payment") to Boomchat’s sole shareholder, Dan Clayton. The Development Payment was due on April 16, 2015 (fully paid May 22, 2015) and is non-refundable. Concurrent with closing of the acquisition, the Company's President, will surrender 30,000,000 shares of the Company’s common stock held by him for cancellation.

Following the closing of the acquisition, the Company will change its name to Boomchat Inc. to reflect its new business and Mr. Clayton will be appointed as a director and President of the Company. Closing is subject to a number of conditions, including customary due diligence and the delivery by Boomchat of the financial statements for Boomchat required to be filed by Horizon with the SEC.

NOTE 2 - BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2014. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014, included in the Company’s report on Form 10-K.

NOTE 3 - RELATED PARTY TRANSACTIONS

As at June 30, 2015, $4,797 (December 31, 2014 - $5,172) had been received in advances from the sole director of the Company. The amounts are due on demand, bear no interest, and are unsecured.

During the period ended June 30, 2015, the Company accrued consulting fees of $18,000 (June 30, 2014 - $Nil to Robert Fedun, CEO and CFO of the Company.  As of June 30, 2015, $39,422 (December 31, 2014 - $18,000) is included in accounts payable.

NOTE 4 - THIRD PARTY ADVANCES

As at June 30, 2015 the Company had received advances from a third party of $62,368 (December 31, 2014 - $Nil). The amounts are due on demand, bear no interest, and are unsecured.

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

Recent Corporate Developments

The following corporate developments have occurred during the period ended June 30, 2015, and up to the date of the filing of this report:

On April 6, 2015, Horizon Minerals Corp. (the "Company" or "Horizon") entered into a Share Purchase Agreement (the "Share Purchase Agreemenf') among the Company, Dan Clayton, Boomchat Inc. and Robert Fedun to acquire all of the issued and outstanding shares of Boomchat held by Mr. Clayton.

Under the terms of the Share Purchase Agreement, the Company will acquire the Boomchat Shares in consideration for the issuance to Mr. Clayton of 40,000,000 common shares of Horizon and payment to Boomchat of $50,000 to complete development of the Boomchat mobile chat application (the "Development Payment"). The Development Payment is non-refundable and payable by April 16, 2015. Concurrent with Closing of the acquisition, the Company's President, Robert Fedun, will surrender for cancellation 30,000,000 shares of Horizon common stock held by him. As at June 30, 2015, the Company has made the payment to Boomchat in the amount of $50,000.

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

Results of Operations

Summary of Financial Condition

Table 1 summarizes and compares our financial condition at June 30, 2015, to the year ended December 31, 2014.

Table 1: Comparison of financial condition

	June 30, 2015	December 31, 2014
Working capital deficit	$(130,747)	$(45,690)
Current assets	$2,721	$1,007
Total liabilities	$133,468	$46,697
Common stock and additional paid in capital	$135,840	$135,840
Deficit	$266,587	$(181,530)

Selected Financial Results

Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Percentage Increase /	Six Months Ended June 30,		Percentage Increase /
	2015	2014	(Decrease)	2015	2014	(Decrease)
Operating expenses:
Filing fees	$2,598	$1,880	38.2%	$2,871	$7,042	(59.2%)
General and administrative	522	12,539	(95.8%)	593	19,321	(96.9%)
Investigation costs	50,000	-	n/a	50,000	-	n/a
Professional fees	17,627	4,871	261.9%	32,552	8,487	283.6%
Net operating expenses	70,747	19,290	265.2%	86,016	34,850	146.8%
Foreign exchange loss (gain)	(602)	389	(254.8%)	(959)	625	(253.5%)
Net loss	$70,145	$19,679	255.0%	$85,057	$35,475	(139.8%)

Revenues

We have not generated any revenues since our inception on May 11, 2011, and there can be no assurance that we will be able to generate or grow revenues in future periods.

Operating Expenses

During the three months ended June 30, 2015, our expenses increased by $51,166 or 265.20% from $19,290 for the three months ended June 30, 2014 to $70,747 for the three months ended June 30, 2015. The change in operating expenses was associated with an increase in filing fees from $1,880 (2014) to $2,598; a decrease in general and administrative fees from $12,539 (2014) to $522; an increase in investigation costs from $nil (2014) to $50,000 and an increase in professional fees from $4,871 (2014) to $17,627.

During the six months ended June 30, 2015, our expenses increased by $51,166 or 146.8% from $34,850 for the six months ended June 30, 2014 to $86,016 for the six months ended June 30, 2015. The change in operating expenses was associated with a decrease in filing fees from $7,042 (2014) to $2,871; a decrease in general and administrative fees from $19,321 (2014) to $593; an increase in investigation costs from $nil (2014) to $50,000 and an increase in professional fees from $8,487 (2014) to $32,552.

Net Loss

We have experienced net losses in all periods since our inception. Our net loss for the three months ended June 30, 2015 increased by $50,175 from $19,679 incurred during the three months ended June 30, 2014 to $70,145 we incurred during the three months ended June 30, 2015. Our net loss for the six months ended June 30, 2015 increased by $49,582 from $35,475 to $85,057. We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Cash provided by (used in) operating activities	$(59,109)	$(45,303)
Cash provided by (used in) financing activities	60,823	47,732
Effects of foreign currency exchange	-	178
Net increase in cash during the period	$1,714	$2,607

During the six months ended June 30, 2015, we used $59,109 in our day-to-day operating activities. We used $85,057 to cover our net loss and $2,440 to reduce our accrued liabilities. This was offset by the increase in accounts payable of $27,219, and effects of foreign currency exchange of $1,169.

In the comparable period ended June 30, 2014, we used $45,303 in our day-to-day operating activities. We used $35,475 to cover our net loss, and $4,068 and $5,760 to reduce our accounts payable and accrued liabilities, respectively.

Our operations during the six months ended June 30, 2015 were supported by a advances from a non-related party of $62,368 and repayments of related party loans of $1,545.

In the comparative period ended June 30, 2014, were supported by a CAD$11,500 ($10,405) loan we borrowed from our sole officer and director and by $47,910 we received from a subscription to purchase our shares of common stock. During the same period we repaid the funds we borrowed from our director in full, which resulted in a foreign exchange loss of $178.

As of June 30, 2015, we had $2,545 in cash and did not have any other cash equivalents.

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

Related Party Transactions

On July 11, 2014, the Company received an advance from its sole director and officer for CAD $6,000 ($4,810) for working capital purposes. The amount is due on demand, bears no interest, and is unsecured. As at June 30, 2015, CAD $4,153 ($3,330) are still outstanding.

During the period ended June 30, 2015, the Company received an advance from its sole director and officer for $302 for working capital purposes. The amount is due on demand, bears no interest, and is unsecured. As at June 30, 2015, the entire amount is still outstanding.

During the period ended June 30, 2015, the Company paid or accrued consulting fees of $18,000 to Robert Fedun, CEO and CFO of the Company.  As of June 30, 2015, the amount payable of $39,422 (December 31, 2014 - $18,000) is included in accounts payable and the amount payable of $4,796 (December 31, 2014 - $5,172) is included in due to related parties.

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

HORIZON MINERALS CORP
(Registrant)

Signature	Title	Date

/s/ Robert Fedun Robert Fedun	(Chief Executive Officer, Chief Financial Officer and Principle Accounting Officer)	August 12, 2015