Form 10-Q
period 2015-09-30
HORIZON MINERALS CORP.
filed 2015-11-16
CIK 1526726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value	66,063,888 shares
(Class)	(Outstanding as at November 13, 2015)

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

HORIZON MINERALS CORP.

BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets

Current assets
Cash	$906	$831
Prepaid expenses	176	176

Total Assets	$1,082	$1,007

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$24,605	$17,145
Accrued liabilities	4,440	6,380
Advances	62,368	-
Due to related parties	52,979	23,172

Total Liabilities	144,392	46,697

Stockholders’ deficit
Common stock, par value $0.0001 per share, 200,000,000 shares authorized, 66,063,888 shares issued and outstanding
as of September 30, 2015 and December 31, 2014	6,606	6,606
Additional paid-in capital	129,234	129,234
Deficit	(279,150)	(181,530)

Total Stockholders’ Deficit	(143,310)	(45,690)

Total Liabilities and Stockholders’ Deficit	$1,082	$1,007

The accompanying footnotes are an integral part of these financial statements.

HORIZON MINERALS CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014

Expenses:
Filing fees	$797	$1,121	$3,668	$8,163
General and administrative	66	5,069	659	24,390
Investigation costs	-	-	50,000	-
Professional fees	12,440	14,044	44,992	22,531
Operating expenses	13,303	20,234	99,319	55,084

Other item:
Foreign currency transaction loss (gain)	(740)	(82)	(1,699)	543
Total other item	(740)	(82)	(1,699)	543

Net loss	$12,563	$20,152	$97,620	$55,627

Loss per common share:
Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	66,063,888	66,037,209	66,063,888	66,012,403

The accompanying footnotes are an integral part of these financial statements.

HORIZON MINERALS CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2015	2014

Operating activities
Net loss	$(97,620)	$(55,627)
Non-cash items
Unrealized foreign exchange gain	(615)	-

Changes in net assets and liabilities
Prepaid expenses	-	(176)
Accounts payable	7,640	(13,069)
Accrued liabilities	(1,940)	(1,820)
Due to related parties	30,422	18,000
Net cash used in operating activities	(62,293)	(52,692)

Financing activities
Proceeds from stock issued	-	47,910
Proceeds from related party loans	-	15,936
Repayments of related party loans	-	(10,583)
Proceeds from advances	62,368	-
Net cash provided by financing activities	62,368	53,263

Net increase in cash	75	571
Cash - beginning	831	-
Cash - ending	$906	$571

The accompanying footnotes are an integral part of these financial statements.

HORIZON MINERALS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2015 and 2014

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

On April 6, 2015, the Company entered into a share purchase agreement (the "Agreement') to acquire all of the issued and outstanding shares of Boomchat Inc. (“Boomchat”). In consideration, the Company will issue 40,000,000 common shares and make a cash payment of $50,000 (the "Development Payment") (paid) to Boomchat’s sole shareholder, Dan Clayton. Concurrent with closing of the acquisition, the Company's president will surrender 30,000,000 shares of the Company’s common stock held by him for cancellation.

Following the closing of the acquisition, the Company will change its name to Boomchat Inc. to reflect its new business and Mr. Clayton will be appointed as a director and president of the Company. Closing is subject to a number of conditions, including customary due diligence and the delivery, by Boomchat, of the financial statements for Boomchat required to be filed by Horizon with the SEC.

NOTE 2 - BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2014. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014, included in the Company’s report on Form 10-K.

Reclassification

Certain financial statement items have been reclassified from the prior period to conform to the current period presentation.

NOTE 3 - RELATED PARTY TRANSACTIONS

As at September 30, 2015, $4,557 (December 31, 2014 - $5,172) was due to the sole director of the Company and included in due to related parties. During the period ended September 30, 2015, the Company accrued consulting fees of $9,000 (September 30, 2014 - $9,000) to Robert Fedun, CEO and CFO of the Company.  As of September 30, 2015, $48,422 (December 31, 2014 - $18,000) is due to Robert Fedun, and included in due to related parties. Amounts due to related parties are due on demand, bear no interest, and are unsecured.

NOTE 4 - THIRD PARTY ADVANCES

As at September 30, 2015, the Company had received advances of $62,368 (December 31, 2014 - $Nil). The amounts are due on demand, bear no interest, and are unsecured.

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

Recent Corporate Developments

The following corporate developments have occurred during the period ended September 30, 2015, and up to the date of the filing of this report:

On April 6, 2015, Horizon Minerals Corp. (the "Company" or "Horizon") entered into a Share Purchase Agreement (the "Share Purchase Agreemenf') among the Company, Dan Clayton, Boomchat Inc. and Robert Fedun to acquire all of the issued and outstanding shares of Boomchat held by Mr. Clayton.

Under the terms of the Share Purchase Agreement, the Company will acquire the Boomchat Shares in consideration for the issuance to Mr. Clayton of 40,000,000 common shares of Horizon and payment to Boomchat of $50,000 to complete development of the Boomchat mobile chat application (the "Development Payment"). The Development Payment is non-refundable and payable by April 16, 2015. Concurrent with Closing of the acquisition, the Company's President, Robert Fedun, will surrender for cancellation 30,000,000 shares of Horizon common stock held by him. As at September 30, 2015, the Company has made the payment to Boomchat in the amount of $50,000.

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

Results of Operations

Summary of Financial Condition

Table 1 summarizes and compares our financial condition at September 30, 2015, to the year ended December 31, 2014.

Table 1: Comparison of financial condition

	September 30, 2015	December 31, 2014
Working capital deficit	$(143,310)	$(45,690)
Current assets	$1,082	$1,007
Total liabilities	$144,392	$46,697
Common stock and additional paid in capital	$135,840	$135,840
Deficit	$(279,150)	$(181,530)

Selected Financial Results

Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Percentage Increase /	Nine Months Ended September 30,		Percentage Increase /
	2015	2014	(Decrease)	2015	2014	(Decrease)
Operating expenses:
Filing fees	$797	$1,121	(28.9%)	$3,668	$8,163	(55.1%)
General and administrative	66	5,069	(98.7%)	659	24,390	(97.3%)
Investigation costs	-	-	N/A	50,000	-	N/A
Professional fees	12,440	14,044	(11.4%)	44,992	22,531	99.7%
Net operating expenses	13,303	20,234	(34.3%)	99,319	55,084	80.3%
Foreign exchange loss (gain)	(740)	(82)	802.4%	(1,699)	543	412.9%
Net loss	$12,563	$20,152	(37.7%)	$97,620	$55,627	75.5%

Revenues

We have not generated any revenues since our inception on May 11, 2011, and there can be no assurance that we will be able to generate or grow revenues in future periods.

Operating Expenses

During the three months ended September 30, 2015, our expenses decreased by $7,589 or 37.7% from $20,152 for the three months ended September 30, 2014 to $12,563 for the three months ended September 30, 2015. The change in operating expenses was associated with the decrease in filing fees from $1,121 (2014) to $797; the decrease in general and administrative fees from $5,069 (2014) to $66; and the decrease in professional fees from $14,044 (2014) to $12,440.

During the nine months ended September 30, 2015, our expenses increased by $41,993 or 75.5% from $55,627 for the nine months ended September 30, 2014 to $97,620 for the nine months ended September 30, 2015. The change in operating expenses was associated with the increase in investigation costs from $nil (2014) to $50,000 and the increase in professional fees from $22,531 (2014) to $44,992. The increase was partially offset with the decrease in filing fees from $8,163 (2014) to $3,668 and the decrease in general and administrative fees from $24,390 (2014) to $659.

Net Loss

We have experienced net losses in all periods since our inception. Our net loss for the three months ended September 30, 2015 decrease by $7,589 from $20,152 incurred during the three months ended September 30, 2014 to $12,563 incurred during the three months September June 30, 2015. Our net loss for the nine months ended September 30, 2015 increased by $41,993 from $55,627 incurred during the nine months ended September 30, 2014 to $97,620 incurred during the nine months ended September 30, 2015. We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash used in operating activities	$(62,293)	$(52,692)
Cash provided by financing activities	62,368	53,263
Net increase in cash during the period	$75	$571

During the nine months ended September 30, 2015, we used $(62,293) in our day-to-day operating activities. We used $97,620 to cover our net loss, $1,940 to reduce our accrued liabilities and $615 to decrease the effects of foreign currency exchange. This was offset by the increase in accounts payable of $7,640 and increase in due to related parties of $30,422.

In the comparable period ended September 30, 2014, we used $52,692 in our day-to-day operating activities. We used $55,627 to cover our net loss, $176 used for prepaid expenses and ($13,069) and $1,820 to reduce (increase) our accounts payable and accrued liabilities, respectively.

Our operations during the nine months ended September 30, 2015, were supported by advances from a non-related party of $62,368 and repayments of related party loans of $nil.

In the comparative period ended September 30, 2014, our operations were supported by a CAD$17,500 ($15,936) loan we borrowed from our sole officer and director and by $47,910 we received for the issuance of shares of common stock.

As of September 30, 2015, we had $906 in cash and did not have any other cash equivalents.

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

Related Party Transactions

On July 11, 2014, the Company received an advance from its sole director and officer for CAD $6,000 ($4,810) for working capital purposes. The amount is due on demand, bears no interest, and is unsecured. As at September 30, 2015, CAD $4,153 ($3,101) are still outstanding.

During the period ended September 30, 2015, the Company received an advance from its sole director and officer for $302 for working capital purposes. The amount is due on demand, bears no interest, and is unsecured. As at September 30, 2015, the entire amount is still outstanding.

During the period ended September 30, 2015, the Company accrued consulting fees of $9,000 (September 30, 2014 - $9,000) to Robert Fedun, CEO and CFO of the Company.  As of September 30, 2015, $48,422 (December 31, 2014 - $18,000) is due to Robert Fedun, and included in due to related parties. Amounts due to related parties are due on demand, bear no interest, and are unsecured.

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

HORIZON MINERALS CORP
(Registrant)

Signature	Title	Date

/s/ Robert Fedun Robert Fedun	(Chief Executive Officer, Chief Financial Officer and Principle Accounting Officer)	November 13, 2015