Form 10-K
period 2015-12-31
HORIZON MINERALS CORP.
filed 2016-05-09
CIK 1526726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

__________

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

[X] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $12,026,270 as of June 30, 2015

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, $0.0001 par value	66,063,888 shares
(Class)	(Outstanding as at May 5, 2016)

ii

iii

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

Proposed Business Combination with Boomchat Inc.

On March 15, 2014, we entered into a letter of intent (the “Letter of Intent”) with Boomchat Inc. (“Boomchat”), which was superseded by a share purchase agreement (the "Proposed Transaction”) between the Company, Boomchat Inc., Dan Clayton, the sole shareholder of Boomchat, and Robert Fedun, our sole Director, President, CEO and the CFO.

Boomchat Inc. is a private Nevada corporation that provides technology solutions to smartphone users worldwide. Boomchat’s private image and video sharing solution is based on a newly developed scripting engine that can be deployed on multiple platforms, furthermore, it is written for secured cloud servers and can be deployed worldwide. The system will be available for download as an application that can be installed on a majority of smartphones and will enable its users to share private media on demand and distribute it to controlled lists of recipients for a pre-set time only.

Under the terms of the Proposed Transaction, we agreed to acquire all issued and outstanding shares of  Boomchat in consideration for the issuance to Mr. Clayton of 40,000,000 shares of our common stock and payment to Boomchat of $50,000 to complete development of the Boomchat mobile chat application (the "Development Payment"). The Development Payment is non-refundable and was to be paid by April 16, 2015 (which payment has been made).

Concurrent with the closing of the Proposed Transaction, our President, Robert Fedun, agreed to surrender for cancellation 30,000,000 shares of our common stock held by him.

Following the closing of the Proposed Transaction, we intend to change our name to Boomchat Inc. to reflect our new business, and Mr. Clayton will join our boar of directors and replace Mr. Fedun as our President.

Closing of the transaction is subject to a number of conditions, including customary due diligence and the delivery by Boomchat of the audited financial statements which will be required to be filed with the SEC.

As of the date of the filing of this Annual Report on Form 10-K, we have not finalized our due diligence process and there is no assurance that it will result in the Closing of the Proposed Transaction.

In the event that the Proposed Transaction will not be consummated, we will continue to seek to acquire a business for our company.  No assurance can be given that we will be successful in finding or acquiring a viable target business.  Furthermore, no assurance can be given that any business opportunity, which does occur, will be on terms that are favorable to us or our current stockholders.

Competition

Until we complete the Proposed Transaction, we will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial organizations which have significantly greater financial and personnel resources and technical expertise than we have. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

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

Employees

As of the date of this Annual Report we do not have any employees.  Management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is going through the due diligence process on the possible transaction with Boomchat Inc.  The need for employees and their availability will be addressed in connection with the decision whether or not the Proposed Transaction will be ratified as well as the future development of the business.

Transfer Agent

We have engaged VStock Transfer LLC as our stock transfer agent, which is located at 18 Lafayette Place, Woodmere, NY 11598. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

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

We will depend almost exclusively on outside capital to pay for the continued due-diligence of Boomchat and for operating costs. Such outside capital may include the sale of additional stock and/or commercial borrowing. We can provide no assurances that any financing will be successfully completed.

Capital may not continue to be available if necessary to meet our continuing operating costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

We have no history of revenues from operations and no tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our Company has a limited operating history and is  in the development stage of its operations. The success of our Company is significantly dependent on a successful implementation of the new business venture. Our Company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. If our business plan will prove to be not successful, and we will not be able to achieve profitably, investors may lose some or all of their investment in our Company.

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

Prior to starting generating any revenue from our operations, we anticipate that we will incur increased operating expenses. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the new business venture, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

Because our sole officer and director has other outside business activities and will only be devoting a portion of his time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of our business activities.

Our sole Director and officer is only engaged in our business activities on a part-time basis. This could result in a conflict of interest between the amount of time he devotes to our business activities and the amount of time required to be devoted to his other activities. Subsequent to the completion of the proposed transaction with Boomchat, we intend to increase our business activities in terms of business development, marketing and promotion. This increase in business activities will require that either our Director and Officer engages in our business activities on a full-time basis or that we hire additional employees or third-party consultants; however, at this time, we do not have sufficient funds to pursue either option.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Quotations for our common stock are entered on the OTC Link alternative trading system on the OTCPINK marketplace under the symbol “HZNM" (formerly “SFDY”).  The table below presents the range of high and low closing prices of our common stock for each fiscal quarter for the last two fiscal years as reported by Stockwatch.com. The closing prices represent inter-dealer quotations, without adjustments for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

Period ended	High	Low	Source
31 December 2015	$0.50	$0.10	Stockwatch.com
30 September 2015	$0.55	$0.33	Stockwatch.com
30 June 2015	$0.50	$0.35	Stockwatch.com
31 March 2015	$0.60	$0.35	Stockwatch.com
31 December 2014	$0.60	$0.15	Stockwatch.com
30 September 2014	$0.35	$0.21	Stockwatch.com
30 June 2014	$0.75	$0.30	Stockwatch.com
31 March 2014	$1.00	$0.26	Stockwatch.com

Holders

As of May 5, 2016, we had 66,063,888 shares of $0.0001 par value common stock issued and outstanding held by 35 shareholders of record according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include the beneficial owners of common stock held in street name. We have engaged VStock Transfer LLC as our stock transfer agent, their address is 18 Lafayette Place Woodmere, NY 11598. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2015.

Recent Sales of Unregistered Securities

During the period covered by this Annual  Report on Form 10-K we did not have any transactions that resulted in issuance of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Results of Operations for the years ended December 31, 2015 and 2014

The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

Summary of Financial Condition

The following table summarizes and compares our financial condition at December 31, 2015, to the year-ended December 31, 2014.

	Years Ended December 31,
	2015	2014

Working capital deficit	$99,977	$45,690
Current assets	463	1,007
Total liabilities	100,440	46,697
Common stock and additional paid in capital	135,840	135,840
Deficit	$235,817	$181,530

Years ended December 31, 2015 and 2014

Our results of operations for the years ended December 31, 2015 and 2014 and the changes between those periods are summarized below:

	Years Ended December 31,		Changes Between the Years Ended	Percentage
	2015	2014	December 31, 2014 and 2015	Increase/ (Decrease)
Expenses:
Filing fees	$6,662	$9,836	$(3,174)	(32.3%)
General and administrative	735	30,552	(29,817)	(97.6%)
Investigation costs	57,500	-	57,500	n/a
Professional fees	74,184	32,175	42,009	130.6%
Net loss before other items	139,081	72,563	66,518	91.7%
Gain on settlement of loan	(85,519)	-	(85,519)	n/a
Foreign currency transaction loss (gain)	725	362	363	100.3%
Net loss	$54,287	$72,925	$(18,638)	(25.6%)

Revenue

We did not generate any revenue during the years ended December 31, 2015 and 2014. Due to the development stage of our operations, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

Our operating expenses increased by $66,518 or 91.7% from $72,925 incurred during the year ended December 31, 2014 to $139,081 incurred during the year ended December 31, 2015. Our operating expenses for these past two fiscal years were composed mainly of general and administrative costs and professional and regulatory fees. General and administrative expenses are essentially the cost of doing business, and encompass, without limitation, the following: general office expenses, taxes, licenses, bank charges, and other miscellaneous expenditures not otherwise classified.  Professional fees include: legal, auditing, bookkeeping tax preparation fees as well as consulting fees. Filing fees include regulatory and transfer agent fees, as well as fees we pay for the submission of regulatory reports and information statements with the U.S. Securities and Exchange Commission.

In addition to our regular operating expenses, during the year ended December 31, 2015, we incurred $57,500 in project investigation costs, which were associated with our entry into the Share Purchase Agreement to acquire all issued and outstanding shares of Boomchat, which we have described under Item 1 of this Annual Report.

Net Loss

Our net losses for the years ended December 31, 2015 and 2014 were $54,287 and $72,925, respectively.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31, 2015	Year Ended December 31, 2014
Cash flows used in operating activities	$(69,175)	$(52,251)
Cash flows provided by financing activities	68,631	53,082
Net increase (decrease) in cash during the period	$(544)	$831

During the year ended December 31, 2015, we used $69,175 to support our operating activities. We used $54,287 to cover our net loss, which was offset by $54,686 increase in our accounts payable, of which $36,000 was attributed to the increase in the amount due to our sole director and officer, and by $15,945 increase in accrued liabilities.  Our operations during the year ended December 31, 2015, were supported by $70,000 we received in advances from a third-party, which were forgiven along with an additional $5,559 debt for expenses that were paid on our behalf by the third-party. During the said period we repaid $1,369 in advances we received from our sole director and officer.

During the year ended December 31, 2014, we used $52,251 to support our operating activities. We used $72,925 to cover our net loss, $176 to increase our prepaid expenses and $3,320 to reduce our accrued liabilities. These uses of cash were offset by $24,170 increase in our accounts payable, of which $18,000 was attributed to the increase in the amount due to our sole director and officer.  Our operations during the year ended December 31, 2014, were supported by a net $5,172 advances we borrowed from our sole officer and director and by $47,910 we received from the issuance of shares of our common stock.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Horizon Minerals Corp.

We have audited the accompanying balance sheets of Horizon Minerals Corp. (the “Company”) as at December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

May 3, 2016

An independent firm associated with

Moore Stephens International Limited

MOORE STEPHENS

HORIZON MINERALS CORP.

BALANCE SHEETS

	December 31, 2015	December 31, 2014

Assets

Current assets
Cash	$287	$831
Prepaid expenses	176	176

Total Assets	$463	$1,007

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$74,312	$35,145
Accrued liabilities	22,325	6,380
Due to related parties	3,803	5,172

Total Liabilities	100,440	46,697

Stockholders’ deficit
Common stock, par value $0.0001 per share, 200,000,000 shares authorized, 66,063,888 shares issued and outstanding as of December 31, 2015 and December 31, 2014	6,606	6,606
Additional paid-in capital	129,234	129,234
Deficit	(235,817)	(181,530)

Total Stockholders’ Deficit	(99,977)	(45,690)

Total Liabilities and Stockholders’ Deficit	$463	$1,007

The accompanying notes are an integral part of these financial statements.

HORIZON MINERALS CORP.

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2015	2014

Expenses:
Filing fees	$6,662	$9,836
General and administrative	735	30,552
Investigation costs	57,500	-
Professional fees	74,184	32,175
Total expenses	139,081	72,563

Loss from operations	(139,081)	(72,563)

Other items:
Gain on settlement of advances	85,519	-
Foreign currency transaction loss	(725)	(362)
Total other items	84,794	(362)

Net and comprehensive loss	$(54,287)	$(72,925)

Loss per common share:
Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	66,063,888	66,025,380

The accompanying notes are an integral part of these financial statements.

HORIZON MINERALS CORP.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2015 and 2014

	Common Stock		Additional Paid-in
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2013	66,000,000	$6,600	$81,330	$(108,605)	$(20,675)
Shares issued for cash	63,888	6	47,904	-	47,910
Net loss for the year ended December 31, 2014	-	-	-	(72,925)	(72,925)

Balance, December 31, 2014	66,063,888	6,606	129,234	(181,530)	(45,690)
Net loss for year ended December 31, 2015	-	-	-	(54,287)	(54,287)

Balance, December 31, 2015	66,063,888	$6,606	$129,234	$(235,817)	$(99,977)

The accompanying notes are an integral part of these financial statements.

HORIZON MINERALS CORP.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2015	2014

Operating activities
Net loss	$(54,287)	$(72,925)
Gain on settlement of advances	(85,519)	-
Changes in net assets and liabilities:
Prepaid expenses	-	(176)
Accounts payable	54,686	24,170
Accrued liabilities	15,945	(3,320)
Net cash used in operating activities	(69,175)	(52,251)

Financing activities
Proceeds from stock issued	-	47,910
Due to related parties	(1,369)	5,172
Proceeds from advances	70,000	-
Net cash provided by financing activities	68,631	53,082

Net increase (decrease) in cash	(544)	831
Cash - beginning	831	-
Cash - ending	$287	$831

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

HORIZON MINERALS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2015 and 2014

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Horizon Minerals Corp. (the “Company”) was incorporated under the laws of the State of Delaware on May 11, 2011. The Company is currently seeking to acquire a business.

The Company’s financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business.  The Company has not generated operating revenues to date, has accumulated losses of $235,817 since inception and as at December 31, 2015 had $287 cash on hand.  The Company has funded its operations through the issuance of capital stock and debt.  Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.  There is no certainty that further funding will be available as needed.  These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.  The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable, and due to related parties approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

HORIZON MINERALS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2015 and 2014

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

Loss per Share

Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2015 and 2014.

Foreign currency translations

Foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the period. Related translation adjustments as well as gains or losses resulting from foreign currency transactions are reported as a component of general and administrative expenses on a statement of operations.

Income taxes

Income tax expense is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recent Pronouncements

Recent accounting pronouncements issued by the FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

HORIZON MINERALS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2015 and 2014

NOTE 3 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2015:

As at December 31, 2015, $3,803 (December 31, 2014 - $5,172) was due to Robert Fedun, the sole director CEO and CFO of the Company, and included in due to related parties.

During the year ended December 31, 2015, the Company accrued consulting fees of $36,000 (December 31, 2014 - $18,000) to Mr. Fedun. The consulting fees are recorded as part of professional fees on the Statements of Operations. As of December 31, 2015, $57,674 (December 31, 2014 - $18,000) was due to Mr. Fedun for services provided by him, and included in accounts payable.

Amounts due to related parties are due on demand, bear no interest, and are unsecured.

During the year ended December 31, 2014:

On February 27, 2014, the Company entered into a loan agreement with Mr. Fedun for CAD$11,500 ($10,405). The loan bore interest at 10% per annum, was unsecured and due on demand. On May 30, 2014, the Company repaid the loan in full.

NOTE 4 - STOCKHOLDERS’ DEFICIT

On August 8, 2014, the Company completed a private placement of 63,888 common shares at $0.75 per share for gross proceeds of $47,910.

NOTE 5 - THIRD PARTY ADVANCES

As at December 31, 2015, the Company had received advances of $70,000 (2014 - $9,960) and had an additional $5,559 (2014 - $Nil) of expenses paid by this party on behalf of the Company. As at December 31, 2014, the amount advanced was included in accounts payable. The amounts were due on demand, bore no interest, and were unsecured. During the year ended December 31, 2015, the advances were forgiven and a gain of $85,519 was recognized.

NOTE 6 - INCOME TAXES

The provision for income taxes for the periods ended December 31, 2015 and 2014, are as follows:

	Years ended December 31,
	2015	2014
Loss before income taxes	$(54,287)	$(72,925)
Statutory tax rate	23.7%	23.0%
Expected recovery of the income taxes	(12,866)	(16,773)
Effect of change in tax rate	(1,133)	-
Change in valuation allowance	13,999	16,773
	$-	$-

HORIZON MINERALS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2015 and 2014

NOTE 6 - INCOME TAXES  (CONTINUED)

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	Years ended December 31,
	2015	2014
Non-capital losses carried forward	$51,236	$37,237
Less: Valuation allowance	(51,236)	(37,237)
Net deferred income tax assets	$-	$-

The Company has non-capital losses of $216,187, which may be carried forward to reduce taxable income in future years. The noncapital losses expire as follows:

2031	$34,516
2032	38,584
2033	15,875
2034	72,925
2035	54,287
$216,187

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were effective for the year ended December 31, 2015.

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

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the inappropriate application of US GAAP rules.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended December 31, 2015, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Horizon Minerals Corp.'s Directors and officers are elected by the stockholders for a term of one (1) year and serve until their successors are elected and qualified.  Horizon Minerals has no nominating, auditing, or compensation committees.

The names of our directors and executive officers and their positions are as follows:

Name	Position
Robert Fedun	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Background of Directors, Executive Officers, Promoters and Control Persons

Robert Fedun: Mr. Fedun has been actively involved in the oil and gas industry for the past forty years. From 1994 to 2012, Mr. Fedun served as Chief Executive Officer and President of Dynamic Resources Corp., a corporation listed on the CSE, engaged in oil and gas exploration primarily in North Louisiana and Texas. From 1988 to 1994, Mr. Fedun served as Chief Executive Officer and President of International Focus, a company engaged in oil and gas exploration and gas compressing leasing. From 1982 through 1988 Mr. Fedun was the Vice President of Sales, Engineering and Manufacturing for PAMCO (Power Application and Manufacturing Company). Mr. Fedun was responsible for quality control of gas compressor packages, preparing budgets on future sales, expanding domestic and international sales of gas compressors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC.  Under the SEC regulations, Reporting Persons are required to provide us with copies of all forms that they file pursuant to Section 16(a). To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the period covered by this Annual Report, our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During our fiscal 2015, we received no recommendation for Directors from our stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the past two fiscal years ended December 31, 2015 and 2014 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years, to the Chief Executive Officer and, to the extent applicable, each of the two other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Fedun	2015	Nil	Nil	Nil	Nil	Nil	Nil	36,000(1)	36,000
President, CEO	2014	Nil	Nil	Nil	Nil	Nil	Nil	18,000(1)	18,000

(1) Represents amounts we paid or accrued to Mr. Fedun, for consulting services.

Directors' Compensation

Our directors are not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses.  We have no formal or informal arrangements or agreements to compensate our director for services they provide as a director of our company.

Employment Contracts and Officers' Compensation

Since our incorporation, we have not paid any compensation to our officers, directors and employees.  We do not have employment agreements.  Any future compensation to be paid will be determined by our Board of Directors, and an employment agreement will be executed.  We do not currently have plans to pay any compensation until such time as we are cash flow positive.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the ownership of the Common Stock as of May 2, 2016 by (a) each person who, to the best of our knowledge, beneficially owned on that date more than 5% of our outstanding common stock, (b) each of our Directors and executive officers and (c) all current Directors and executive officers as a group. The following table is based upon an aggregate of 66,063,888 shares of our common stock outstanding as of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership ($)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	ROBERT FEDUN Chief Executive Officer, Chief Financial Officer, President, Secretary and Director	36,000,000	54.49%
Common Stock	All Officers and Directors as a Group (1 person)	36,000,000	54.49%
5% STOCKHOLDERS
Common Stock	ROBERT FEDUN 9101 West Sahara Avenue, Suite 105 - 197, Las Vegas, Nevada 89117	36,000,000	54.49%

(1)  Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 5, 2016. As of May 5, 2016, there were 66,063,888 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Promoters and Certain Control Persons

We did not have any promoters at any time since our inception.

Director Independence

The Board of Directors has concluded that our director, Robert Fedun, is not independent in accordance with the director independence standards.

Transactions with Related Persons

During the year ended December 31, 2015, we accrued $36,000 in consulting fees with Mr. Fedun, our sole director, President, CEO and the CFO (2014 - $18,000).  As of December 31, 2015, we were indebted to Mr. Fedun in the amount of $57,674 (2014 - $18,000) for unpaid fees, which were included in accounts payable.  In addition, during the year ended December 31, 2015 we repaid $1,369 to Mr. Fedun for advances we received from him in the prior year.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2015 and 2014 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2015	2014

Audit fees	$14,630	$12,800
Audit-related fees	-	-
Tax fees	500	1,260
All other fees	-	-
Total fees	$15,130	$14,060

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

EXHIBIT INDEX

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)
10.1	Letter Agreement dated March 15, 2014, among Horizon Minerals Corp. and Boomchat Inc.(2)
10.2	Share Purchase Agreement dated for reference April 6, 2015 among the Company, Dan Clayton, Boomchat Inc. and Robert Fedun (3)
14	Code of Ethics
31	Rule 13a-14(a)/15d-14(a) Certification
32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)
99.1	Audit Committee Charter
101	Interactive Data File
(INS) XBRL Instance Document
(SCH) XBRL Taxonomy Extension Schema Document
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document
(DEF) XBRL Taxonomy Extension Definition Linkbase Document
(LAB) XBRL Taxonomy Extension Label Linkbase Document
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1, previously filed with the SEC on September 13, 2011.
(2)	Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on March 20, 2015.
(3)	Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on April 13, 2015.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Horizon Minerals Corp. has caused this report to be signed on their behalf by the undersigned duly authorized persons.

Horizon Minerals Corp.

By:	/s/ Robert Fedun
Name:	Robert Fedun
Title:	President, CEO
Dated:	May 9, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Horizon Minerals Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Robert Fedun	President, Chief Executive Officer,	May 9, 2016
Robert Fedun	(Principal Executive Officer,
Principal Financial Officer,
Principle Accounting Officer
and Member of the Board of Directors)