Form 10-Q
period 2016-03-31
HORIZON MINERALS CORP.
filed 2016-05-16
CIK 1526726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016
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
___________
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

Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value	66,063,888 shares
(Class)	(Outstanding as at May 16, 2016)

i

HORIZON MINERALS CORP

ii

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission on May 9, 2016.

HORIZON MINERALS CORP.

BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	March 31,	December 31,
	2016	2015
	(Unaudited)

Assets

Current assets
Cash	$251	$287
Prepaids	176	176

Total assets	$427	$463

Liabilities and stockholders' deficit

Current liabilities
Accounts payable	$86,980	$74,312
Accrued liabilities	24,731	22,325
Due to related party	4,004	3,803

Total liabilities	115,715	100,440

Stockholders' deficit
Common stock, par value $0.0001 per share, 200,000,000 shares authorized, 66,063,888 shares issued and outstanding as of March 31, 2016 and December 31, 2015	6,606	6,606
Additional paid-in capital	129,234	129,234
Deficit accumulated during development stage	(251,128)	(235,817)
Total stockholders' deficit	(115,288)	(99,977)

Total liabilities and stockholders' deficit	$427	$463

The accompanying notes are an integral part of these unaudited interim financial statements.

HORIZON MINERALS CORP.

STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	For the three months ended
	March 31,
	2016	2015

Expenses:
Filing fees	$3,434	$273
General and administrative	42	71
Professional fees	16,665	14,925
Total expenses	20,141	15,269

Loss from operations	(20,141)	(15,269)

Other item:
Foreign currency transaction gain	4,830	357
Total other item	4,830	357

Net and comprehensive loss	$(15,311)	$(14,912)

Loss per common share:
Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	66,063,888	66,063,888

The accompanying notes are an integral part of these unaudited interim financial statements.

HORIZON MINERALS CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Common Stock		Additional Paid-in
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2014	66,063,888	$6,606	$129,234	$(181,530)	$(45,690)

Net loss for the three months ended March 31, 2015	-	-	-	(14,912)	(14,912)

Balance, March 31, 2015	66,063,888	6,606	129,234	(196,442)	(60,602)

Net loss for the nine months ended December 31, 2015	-	-	-	(39,375)	(39,375)

Balance, December 31, 2015	66,063,888	6,606	129,234	(235,817)	(99,977)

Net loss for the three months ended March 31, 2016	-	-	-	(15,311)	(15,311)

Balance, March 31, 2016	66,063,888	$6,606	$129,234	$(251,128)	$(115,288)

The accompanying notes are an integral part of these unaudited interim financial statements.

HORIZON MINERALS CORP.

STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	For the three months ended
	March 31,
	2016	2015

Operating activities
Net loss	$(15,311)	$(14,912)

Non-cash item
Foreign exchange loss	201	-

Changes in operating assets and liabilities:
Accounts payable	12,668	14,672
Accrued liabilities	2,406	500
Net cash provided by (used in) operating activities	(36)	260

Financing activities
Repayment of advances	-	(440)
Net cash used in financing activities	-	(440)

Net decrease in cash	(36)	(180)
Cash - beginning	287	831
Cash - ending	$251	$651

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

HORIZON MINERALS CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(EXPRESSED IN US DOLLARS)

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2015. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, included in the Company’s report on Form 10-K.

NOTE 3 - RELATED PARTY TRANSACTIONS

As at March 31, 2016, the Company was indebted to Mr. Robert Fedun, the sole director, CEO and CFO of the Company, in the amount of $70,678 (December 31, 2015 - $61,477).  Of this balance, $4,004 (December 31, 2015 - $3,803) was included in due to related party, and $66,674 (December 31, 2015 - $57,674), associated with the services provided by Mr. Fedun, was included in accounts payable. Amounts due to related party are due on demand, bear no interest, and are unsecured.

During the three month period ended March 31, 2016, the Company accrued $9,000 (March 31, 2015 - $9,000) in consulting fees to Mr. Fedun. The consulting fees were recorded as part of professional fees on the Statement of Operations.

Subsequent to March 31, 2016, Mr. Fedun advanced the Company $2,727 (CAD$3,500) for working capital.

NOTE 4 - STOCKHOLDERS’ EQUITY

During the three month period ended March 31, 2016, the Company did not enter into any transactions that resulted in the issuance of its common stock.

NOTE 5 - SUBSEQUENT EVENT

Subsequent to March 31, 2016, an unrelated party made a $725 payment to a vendor of the Company on its behalf. The amount is due on demand, bears no interest and is unsecured.

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

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, likelihood of us completing the transaction with Boomchat Inc., our managements’ ability to raise capital required to support our day-to-day operations, the retention of key personnel and changes in regulatory requirements.

There may be other risks and circumstances that our management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Overview

We were incorporated in Delaware on May 11, 2011.  We currently have no business operations or significant assets.  We are a development stage company and plan to identify and acquire a business.

We are currently a party to a share purchase agreement (the "Proposed Transaction”), dated for reference April 6, 2015, between the Company, Boomchat Inc., Dan Clayton, the sole shareholder of Boomchat, and Robert Fedun, our sole Director, President, CEO and the CFO.

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

Under the terms of the Proposed Transaction, we agreed to acquire all issued and outstanding shares of  Boomchat in consideration for the issuance to Mr. Clayton of 40,000,000 shares of our common stock and payment to Boomchat of $50,000 to complete development of the Boomchat mobile chat application.

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

As of the date of the filing of this Quarterly Report on Form 10-Q, we have not finalized our due diligence process and there is no assurance that it will result in the Closing of the Proposed Transaction.

Results of Operations

Summary of Financial Condition

The following table summarizes and compares our financial condition at March 31, 2016, to the year-ended December 31, 2015.

	March 31, 2016	December 31, 2015
Working capital deficit	$(115,288)	$(99,977)
Current assets	$427	$463
Total liabilities	$115,715	$100,440
Common stock and additional paid in capital	$135,840	$135,840
Deficit	$251,128	$235,817

Selected Financial Results

Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,		Percentage Increase /
	2016	2015	(Decrease)
Operating expenses
Filing fees	$3,434	$273	1,157.9%
General and administrative	42	71	(40.8)%
Professional fees	16,665	14,925	11.7%
Net operating expenses	20,141	15,269	31.9%
Foreign exchange	(4,830)	(357)	1,252.8%
Net loss	$15,311	$14,912	2.7%

Revenues

We did not generate any revenue during the three month periods ended March 31, 2016 and 2015. Due to the development stage of our operations, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

During the three months ended March 31, 2016, our expenses increased by $4,872 or 31.9% from $15,269 for the three months ended March 31, 2015 to $20,141 for the three months ended March 31, 2016. The increase was associated with higher regulatory compliance fees we incurred during our first fiscal quarter of 2016; this increase was partially offset by decrease in professional fees.

Net Loss

Our net losses for the three month periods ended March 31, 2016 and 2015 were $15,311 and $14,912, respectively.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash provided by / (used in) operations	$(36)	$260
Cash used in financing activities	-	(440)
Net decrease in cash during the period	$(36)	$(180)

During the three months ended March 31, 2016, we used $36 in our day-to-day operating activities. Our net loss of $15,311 was offset by an increase in our accounts payable of $12,668, of which $9,000 was attributed to the increase in the amount due to our sole director and officer for consulting services, and by an increase in our accrued liabilities of $2,406. We did not have any financing or investing activities during the three month period then ended.

In the comparable period ended March 31, 2015, we generated $260 from our operations. Our net loss of $14,912 was offset by an increase in our accounts payable of $14,672, of which $9,000 was attributed to the increase in the amount due to our sole director and officer for consulting services, and by an increase in our accrued liabilities of $500. During the same period, we repaid $440 in advances with Mr. Fedun.

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

Item 1A. Risk Factors

Our significant business risks are described in our Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on May 9, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of equity securities during the quarter ended March 31, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this Quarterly Report or incorporated by reference to Horizon Mineral’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 333-176798.

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation (1)
b. Bylaws (1)
10.1	Letter Agreement dated March 15, 2014, among Horizon Minerals Corp. and Boomchat Inc.(2)
10.2	Share Purchase Agreement dated for reference April 6, 2015 among the Company, Dan Clayton, Boomchat Inc. and Robert Fedun (3)
31	Rule 13a-14(a)/15d-14(a) Certification
32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)
99.1	Audit Committee Charter (4)
101	Interactive Data File
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

(4)  Incorporated by reference to the Annual Report on Form 10-K, previously filed with the SEC on May 9, 2016.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON MINERALS CORP.
(Registrant)

Signature	Title	Date

/s/ Robert Fedun Robert Fedun	(Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer)	May 16, 2016