Form 10-Q
period 2016-06-30
HORIZON MINERALS CORP.
filed 2016-08-15
CIK 1526726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value	66,063,888 shares
(Class)	(Outstanding as at August 15, 2016)

ii

HORIZON MINERALS CORP.

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

HORIZON MINERALS CORP.

BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	June 30,	December 31,
	2016	2015
Assets	(Unaudited)

Current assets
Cash	$224	$287
Prepaids	-	176

Total assets	$224	$463

Liabilities and stockholders' deficit

Current liabilities
Accounts payable	$93,202	$74,312
Accrued liabilities	22,834	22,325
Due to related party	6,685	3,803
Note payable	10,097	-

Total liabilities	132,818	100,440

Stockholders' deficit
Common stock, par value $0.0001 per share, 200,000,000 shares authorized, 66,063,888 shares issued and outstanding as of June 30, 2016 and December 31, 2015	6,606	6,606
Additional paid-in capital	129,234	129,234
Deficit	(268,434)	(235,817)
Total stockholders' deficit	(132,594)	(99,977)

Total liabilities and stockholders' deficit	$224	$463

The accompanying notes are an integral part of these unaudited interim financial statements.

HORIZON MINERALS CORP.

STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Expenses:
Filing fees	$1,701	$2,598	$5,135	$2,871
General and administrative	175	522	217	593
Investigation costs	-	50,000	-	50,000
Professional fees	15,485	17,627	32,150	32,552
Total expenses	17,361	70,747	37,502	86,016

Loss from operations	(17,361)	(70,747)	(37,502)	(86,016)

Other item:
Foreign currency transaction gain	55	602	4,885	959
Total other item	55	602	4,885	959

Net and comprehensive loss	$(17,306)	$(70,145)	$(32,617)	$(85,057)

Loss per common share:
Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	66,063,888	66,063,888	66,063,888	66,063,888

The accompanying notes are an integral part of these unaudited interim financial statements.

HORIZON MINERALS CORP.

STATEMENTS OF SHAREHOLDER’S DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Common Stock		Additional Paid-in
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2014	66,063,888	$6,606	$129,234	$(181,530)	$(45,690)

Net loss for the period ended June 30, 2015	-	-	-	(85,057)	(85,057)

Balance, June 30, 2015	66,063,888	6,606	129,234	(266,587)	(130,747)

Net loss for the period ended December 31, 2015	-	-	-	30,770	30,770

Balance, December 31, 2015	66,063,888	6,606	129,234	(235,817)	(99,977)

Net loss for the period ended June 30, 2016	-	-	-	(32,617)	(32,617)

Balance, June 30, 2016	66,063,888	$6,606	$129,234	$(268,434)	$(132,594)

The accompanying notes are an integral part of these unaudited interim financial statements.

HORIZON MINERALS CORP.

STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	For the six months ended
	June 30,
	2016	2015
Operating activities
Net loss	$(32,617)	$(85,057)

Non-cash item
Accrued intrest	97	-
Foreign exchange (gain) loss	155	(375)

Changes in operating assets and liabilities:
Prepaids	176	-
Accounts payable	18,890	27,218
Accrued liabilities	509	(2,440)
Net cash used in operating activities	(12,790)	(60,654)

Financing activities
Amounts due to related parties	2,727	-
Proceeds from third party advances and loans	10,000	62,368
Net cash provided by financing activities	12,727	62,368

Net increase (decrease) in cash	(63)	1,714
Cash - beginning	287	831
Cash - ending	$224	$2,545

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

HORIZON MINERALS CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2015. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, included in the Company’s report on Form 10-K.

NOTE 3 - RELATED PARTY TRANSACTIONS

As at June 30, 2016, the Company was indebted to Mr. Robert Fedun, the sole director, CEO and CFO of the Company, in the amount of $82,359 (December 31, 2015 - $61,477).  Of this balance, $6,685 (December 31, 2015 - $3,803) was included in due to related party, and $75,674 (December 31, 2015 - $57,674), associated with the services provided by Mr. Fedun, was included in accounts payable. Amounts due to related party are due on demand, bear no interest, and are unsecured.

During the six month period ended June 30, 2016, the Company accrued $18,000 (June 30, 2015 - $18,000) in consulting fees to Mr. Fedun. The consulting fees were recorded as part of professional fees on the Statement of Operations.

NOTE 4 - STOCKHOLDERS’ DEFICIT

During the six month period ended June 30, 2016, the Company did not enter into any transactions that resulted in the issuance of its common stock.

NOTE 5 - NOTE PAYABLE

On May 2, 2016, the Company received a $10,000 loan from a third party in exchange for a one-year promissory note accumulating interest at 10% per annum compounded annually. At June 30, 2016, the Company accrued $97 in interest associated with the loan.

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

During the period covered by this Quarterly Report on Form 10-Q we decided to terminate our Share Purchase Agreement to acquire all issued and outstanding shares of Boomchat Inc. and as such started evaluating other alternative business opportunities within mining industry. In August 2016 we engaged Gold Exploration Management Inc. (“Gold Exploration”), a private corporation controlled by David A. Bending, M.Sc., P. Geo., providing mineral exploration project management services to assist us with evaluation of several potential projects in Clayton Valley known for its potential to host lithium deposits.

Results of Operations

Summary of Financial Condition

The following table summarizes and compares our financial condition at June 30, 2016, to the year-ended December 31, 2015.

	June 30, 2016	December 31, 2015
Working capital deficit	$(132,594)	$(99,977)
Current assets	$ 224	$ 463
Total liabilities	$ 132,818	$ 100,440
Common stock and additional paid in capital	$ 135,840	$ 135,840
Deficit	$ 268,434	$ 235,817

Selected Financial Results

Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Percentage Increase / (Decrease)	Six Months Ended June 30,		Percentage Increase / (Decrease)
	2016	2015		2016	2015
Operating expenses
Filing fees	$ 1,701	$ 2,598	(34.5)%	$5,135	$2,871	78.9%
General and administrative	175	522	(66.5)%	217	593	(63.4)%
Investigation costs	-	50,000	(100.0)%	-	50,000	(100.0)%
Professional fees	15,485	17,627	(12.2)%	32,150	32,552	(1.2)%
Net operating expenses	17,361	70,747	(75.5)%	37,502	86,016	(56.4)%
Foreign exchange	(55)	(602)	(90.9)%	(4,885)	(959)	409.4%
Net loss	$17,306	$70,145	(75.3)%	$32,617	$85,057	(61.7)%

Revenues

We did not generate any revenue during the three and six month periods ended June 30, 2016 and 2015. Due to the development stage of our operations, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

During the three months ended June 30, 2016, our expenses decreased by $53,386 or 75.5% from $70,747 for the three months ended June 30, 2015 to $17,361 for the three months ended June 30, 2016. The decrease was mainly due to $50,000 in project investigation costs we incurred in our Fiscal 2015 which were associated with our entry into the Share Purchase Agreement to acquire all issued and outstanding shares of Boomchat Inc. We did not have similar expenditures during the three month period ended June 30, 2016.

During the six months ended June 30, 2016, our expenses decreased by $48,514 or 56.4% from $86,016 for the six months ended June 30, 2015 to $37,502 for the six months ended June 30, 2016. The decrease was mainly due to $50,000 in project investigation costs we incurred in our Fiscal 2015 which were associated with our entry into the Share Purchase Agreement to acquire all issued and outstanding shares of Boomchat Inc. The decrease in project investigation costs was offset in part by increase in our filing and regulatory fees of $2,264 from $2,871 we incurred during six month period ended June 30, 2015 to $5,135 during the six months ended June 30, 2016.

Net Loss

Our net loss for the three month period ended June 30, 2016 decreased by $52,839 from $70,145 we incurred during the three month period ended June 30, 2015 to $17,306 we incurred during the three months ended June 30, 2016. Our net loss for the six month period ended June 30, 2016 decreased by $52,440 from $85,057 we incurred during the six month period ended June 30, 2015 to $32,617 we incurred during the six months ended June 30, 2016. These decreases were mainly associated with reduction of our project investigation costs to acquire all issued and outstanding shares of Boomchat Inc.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cash used in operations	$ (12,790)	$ (60,654)
Cash provided by financing activities	12,727	62,368
Net increase (decrease) in cash during the period	$ (63)	$ 1,714

During the six months ended June 30, 2016, we used $12,790 in our day-to-day operating activities. Our net loss of $32,617 was offset by an increase in our accounts payable of $18,890, of which $18,000 was attributed to the increase in the amount due to our sole director and officer for consulting services, and by an increase in our accrued liabilities of $509.

Our operations during the six month period ended June 30, 2016 were supported by $10,000 loan we received from a third party and by $2,727 in advances form our sole director and officer.

In the comparable period ended June 30, 2015, we used $60,654 in our day-to-day operating activities. We used $85,057 to cover our net loss and $2,440 to reduce our accrued liabilities. These uses of cash were offset by the increase in accounts payable of $27,218.

Our operations during the six months ended June 30, 2015 were supported by advances from a non-related party of $62,368.

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

Item 1A. Risk Factors

Our significant business risks are described in our Annual Report on Form 10-K that we filed with Securities and Exchange Commission on May 9, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of equity securities during the quarter ended June 30, 2016.

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

HORIZON MINERALS CORP.
(Registrant)

Signature	Title	Date

/s/ Robert Fedun Robert Fedun	President (Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer)	August 15, 2016