Form 10-Q
period 2016-09-30
HORIZON MINERALS CORP.
filed 2016-11-15
CIK 1526726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

_______

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value	96,571,597 shares
(Class)	(Outstanding as at November 14, 2016)

ii

HORIZON MINERALS CORP.

iii

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission on May 9, 2016.

HORIZON MINERALS CORP.

BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets

Current assets
Cash	$181	$287
Prepaids	-	176

Total assets	$181	$463

Liabilities and stockholders' deficit

Current liabilities
Accounts payable	$106,474	$74,312
Accrued liabilities	25,687	22,325
Due to related party	7,727	3,803
Note payable	10,250	-

Total liabilities	150,138	100,440

Stockholders' deficit
Common stock, par value $0.0001 per share, 200,000,000 shares authorized, 66,063,888 shares issued and outstanding as of September 30, 2016 and December 31, 2015	6,606	6,606
Additional paid-in capital	129,234	129,234
Deficit	(285,797)	(235,817)
Total stockholders' deficit	(149,957)	(99,977)

Total liabilities and stockholders' deficit	$181	$463

The accompanying notes are an integral part of these unaudited interim financial statements.

HORIZON MINERALS CORP.

STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Expenses:
Filing fees	$1,216	$797	$6,351	$3,668
General and administrative	711	66	928	659
Investigation costs	-	-	-	50,000
Professional fees	15,520	12,440	47,670	44,992
Total expenses	17,447	13,303	54,949	99,319

Loss from operations	(17,447)	(13,303)	(54,949)	(99,319)

Other item:
Foreign currency transaction gain	84	740	4,969	1,699
Total other item	84	740	4,969	1,699

Net and comprehensive loss	$(17,363)	$(12,563)	$(49,980)	$(97,620)

Loss per common share:
Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	66,063,888	66,063,888	66,063,888	66,063,888

The accompanying notes are an integral part of these unaudited interim financial statements.

HORIZON MINERALS CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(Unaudited)

	Common Stock		Additional Paid-in
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2014	66,063,888	$6,606	$129,234	$(181,530)	$(45,690)

Net loss for the period ended September 30, 2015	-	-	-	(97,620)	(97,620)

Balance, September 30, 2015	66,063,888	6,606	129,234	(279,150)	(143,310)

Net loss for the period ended December 31, 2015	-	-	-	43,333	43,333

Balance, December 31, 2015	66,063,888	6,606	129,234	(235,817)	(99,977)

Net loss for the period ended September 30, 2016	-	-	-	(49,980)	(49,980)

Balance, September 30, 2016	66,063,888	$6,606	$129,234	$(285,797)	$(149,957)

The accompanying notes are an integral part of these unaudited interim financial statements.

HORIZON MINERALS CORP.

STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(Unaudited)

	For the nine months ended
	September 30,
	2016	2015

Operating activities
Net loss	$(49,980)	$(97,620)

Non-cash item
Accrued interest	250	-
Foreign exchange (gain) loss	106	(615)

Changes in operating assets and liabilities:
Prepaids	176	-
Accounts payable	32,162	7,460
Accrued liabilities	3,362	(1,940)
Due to related parties	-	30,422
Net cash used in operating activities	(13,924)	(62,293)

Financing activities
Amounts due to related parties	3,818	-
Proceeds from third party advances and loans	10,000	62,368
Net cash provided by financing activities	13,818	62,368

Net increase (decrease) in cash	(106)	75
Cash - beginning	287	831
Cash - ending	$181	$906

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

HORIZON MINERALS CORP.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

(Expressed in US Dollars)

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Horizon Minerals Corp. (the “Company”) was incorporated under the laws of the State of Delaware on May 11, 2011. Subsequent to September 30, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with an arms-length party to acquire mineral claims. The acquisition resulted in a shift of the Company’s business model to that of a mineral exploration for lithium properties in Nevada and California.

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2015. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, included in the Company’s report on Form 10-K.

NOTE 3 - RELATED PARTY TRANSACTIONS

As at September 30, 2016, the Company was indebted to Mr. Robert Fedun, a director, and the CEO and CFO of the Company, in the amount of $92,401 (December 31, 2015 - $61,477).  Of this balance, $7,727 (December 31, 2015 - $3,803) was included in due to related party, and $84,674 (December 31, 2015 - $57,674), associated with the services provided by Mr. Fedun, was included in accounts payable. Amounts due to related party are due on demand, bear no interest, and are unsecured.

During the nine month period ended September 30, 2016, the Company accrued $27,000 (September 30, 2015 - $27,000) in consulting fees to Mr. Fedun. The consulting fees were recorded as part of professional fees on the Statement of Operations.

On October 8, 2016, the Company entered into a debt settlement agreement with Mr. Fedun to convert $91,284 owed to him into 456,419 restricted common shares (“the Shares”) of the Company at $0.20 per share. The shares were issued on November 11, 2016.

HORIZON MINERALS CORP.

Notes to Financial Statements

For the Three and Nine Months Ended September 30, 2016 and 2015

(Expressed in US Dollars)

(Unaudited)

NOTE 4 - STOCKHOLDERS’ DEFICIT

During the nine month period ended September 30, 2016, the Company did not enter into any transactions that resulted in the issuance of its common stock.

NOTE 5 - NOTE PAYABLE

On May 2, 2016, the Company received a $10,000 loan from a third party (the “Lender”) in exchange for a one-year promissory note accumulating interest at 10% per annum compounded annually. At September 30, 2016, the Company accrued $250 in interest associated with the loan.

On October 8, 2016, the Company entered into a debt settlement agreement with the Lender to convert $10,258 owed to the Lender into 51,290 restricted common shares (“the Shares”) of the Company at $0.20 per share. The shares were issued on November 11, 2016.

NOTE 6 - SUBSEQUENT EVENT

Subsequent to September 30, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Gold Exploration Management Inc. (“GEM”) to acquire 423 twenty-acre lithium mineral claims situated in Great Basin in the Southern Nye County, 400 twenty-acre lithium mineral claims located in eastern San Bernardino County, California, and 200 twenty-acre lithium claims located in Elko County, Nevada (all claims collectively referred to as the “Claims”). On October 4, 2016, as consideration for the sale of the Claims, the Company issued thirty million (30,000,000) restricted shares of its common stock to GEM.

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

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, likelihood of us locating a potential project for our exploration activities, our managements’ ability to raise capital required to support our day-to-day operations and to acquire potential property(ies), the retention of key personnel and changes in regulatory requirements.

There may be other risks and circumstances that our management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Overview

We were incorporated in Delaware on May 11, 2011. On October 4, 2016, we entered into an asset purchase agreement (the “Agreement”) with Gold Exploration Management Inc., a Nevada corporation (“GEM”) to acquire a title to lithium mineral claims situated in the states of Nevada and California. Upon acquisition of the claims we have ceased to be a “shell company” as that term is defined in Rule 12b-2 of the Exchange Act.

Recent Corporate Developments

The following corporate developments occurred during the quarter ended September 30, 2016, and up to the date of the filing of this report:

Acquisition of Mineral Claims

On October 4, 2016, we entered into an asset purchase agreement (the “Agreement”) with Gold Exploration Management Inc., a Nevada corporation (“GEM”).  Pursuant to the Agreement, GEM agreed  to sell to us its title to 423 twenty-acre lithium mineral claims situated in Great Basin in the Southern Nye County, Nevada, 400 twenty-acre lithium mineral claims located in eastern San Bernardino County, California, and  200 twenty-acre lithium claims located in Elko County, Nevada (all claims collectively referred to as the “Claims”).

As consideration for the sale of the Claims, we agreed to issue thirty million (30,000,000) restricted shares of our common stock to GEM, which shares were issued on October 4, 2016 at a deemed price of $0.10 per share. Furthermore, we agreed to appoint one person of GEM’s choosing to our Board of Directors.  In addition, we agreed to assume all financial liabilities of the Claims including registration fees and taxes payable to federal, state, and county government agencies, and to pay a 2% carried gross production royalty on any mineral production from the Claims.

Under the terms of the Agreement, we were deemed to have acquired the Claims as of the date of the Agreement. We expect the formal transfer of title to the Claims to be completed by November 30, 2016.

Appointment of Directors

On October 4, 2016, our Board of Directors appointed David A. Bending, principal of GEM, to the Board of Directors. Mr. Bending will serve until our next annual meeting of stockholders or until his successor is duly elected and qualified.

Mr. Bending, has over 35 years of experience in the mining exploration and development industry, including 14 years with Homestake Mining Company where he served as Exploration Manager in Latin America, three years with Texasgulf Exploration, and two years with Rio Tinto Exploration. Mr. Bending has held numerous senior executive and senior consulting positions with large exploration and mining companies. His work has directly resulted in the identification of several mineral discoveries and transactions in the United States, Canada and Mexico. He is experienced with all aspects of mining law, mining development trends, and business practices. He is fully conversant in Portuguese, Spanish, French and English. Mr. Bending obtained his B.Sc. in Geology with honors from the University of Oregon, and he completed his M.Sc. at the University of Toronto in Mineral Deposits Geology, Geochemistry and Geophysics.

On October 14, 2016, our Board of Directors appointed Mr. Gilberto Arias to the Board of Directors. Mr. Arias will serve until the Company’s next annual meeting of stockholders or until his successor is duly elected and qualified.

Mr. Arias is a Senior Advisor at Energeia, a network of researchers and climate change negotiators. Formerly a diplomat, Mr. Arias led the climate change delegation of Panama and acted as a Senior Advisor to the delegations of the Dominican Republic and the Marshall Islands. Mr. Arias’ focus has been on energy, agriculture, water, and cooperative arrangements in sustainable low carbon development. His portfolio includes extensive policy writing and advisory work on trade, climate change and sustainable development. Alongside policy work, Mr. Arias worked on implementation initiatives among public, private, and non-state entities.

Mr. Arias attended the University of Virginia from 1982 to 1986, graduating with a Bachelor of Arts degree in philosophy and economics. In 1986, following his graduation, he attended the University of Cambridge, graduating with a degree in law in 1988 and an LLM in 1989. From 1990 through 2000 Mr. Arias worked as an associate lawyer at Arias Fabrega & Fabrega. From 2000 through 2009 Mr. Arias was an executive at the newspaper publishing group Editora Panamá America S.A., Panama. In 2008 he was appointed a Director of Capital Bank, Panama, and in 2009 as Panama's Ambassador to the United Kingdom of Great Britain and Northern Ireland where he served until November 2011. Currently Mr. Arias works as a consultant on climate change and sustainable development, collaborating with the OECD, the World Resources Institute, and Energeia.

Debt Settlement Agreements

On October 8, 2016, we entered into debt settlement agreements with Mr. Evan Tozer, and Mr. Robert Fedun, a company’s director, President and CEO, whereby the Company agreed to convert $10,258 owed to Mr. Tozer and $91,284 owed to Mr. Fedun into 507,709 restricted common shares (“the Shares”) of the Company at $0.20 per share. The shares were issued on November 11, 2016.

Advisory Board

In connection with our acquisition of the Claims, we have changed our business model and operations to that of a mineral acquisition and exploration. To assist us with the transition, we have set up an advisory board and appointed Mr. Francisco Alfonso Flores Aguirre, B.Sc., M.Sc.Eng. ("Mr. Flores") our advisor. Mr Flores agreed to assist and advise us on management of our affairs with Mexico, where we are looking into possibility of acquiring additional claims.

Mr. Flores has held several prominent positions within the Mexican Government which complement the Company's management team, including a six year tenure as Mining Minister of the State of Chihuahua, Mexico. Mr. Flores most recently served as National Manager within the Mexican National Water Commission from June 2009 to December 2012. He also served six years starting in February 2001 as the General Director of Social Enterprises within the Mexican Ministry of Economy. From October 1992 to October 1998, Mr. Flores was the Mining Minister of the State of Chihuahua, Mexico. In addition to his government posts, Mr. Flores has extensive private sector experience. Today, he is Founding Partner and General Director of Desarrollos Mineros Santa Fe, S.A. de C.V., a contractor in open pit and underground mine operations. In 2007, he also founded Mining M21, S.A. de C.V., where he executed feasibility studies and other mining project evaluations. Currently Mr. Flores is working on lithium projects within and near Mexico.

Results of Operations

Summary of Financial Condition

The following table summarizes and compares our financial condition at September 30, 2016, to the year ended December 31, 2015.

	September 30, 2016	December 31, 2015
Working capital deficit	$(149,957)	$(99,977)
Current assets	$181	$463
Total liabilities	$150,138	$100,440
Common stock and additional paid in capital	$135,840	$135,840
Deficit	$285,797	$235,817

Selected Financial Results

Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Percentage Increase /	Nine Months Ended September 30,		Percentage Increase /
	2016	2015	(Decrease)	2016	2015	(Decrease)
Operating expenses
Filing fees	$ 1,216	$ 797	52.6%	$6,351	$3,668	73.1%
General and administrative	711	66	978.8%	928	659	41.0%
Investigation costs	-	-	n/a	-	50,000	(100.0)%
Professional fees	15,520	12,440	24.8%	47,670	44,992	6.0%
Net operating expenses	17,447	13,303	31.2%	54,949	99,319	(44.7)%
Foreign exchange	(84)	(740)	(88.6)%	(4,969)	(1,699)	192.5%
Net loss	$17,363	$ 12,563	38.2%	$ 49,980	$97,620	(48.8)%

Revenues

We did not generate any revenue during the three and nine month periods ended September 30, 2016 and 2015. Due to the exploration stage of our operations, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

During the three months ended September 30, 2016, our expenses increased by $4,144 or 31.2% from $13,303 for the three months ended September 30, 2015, to $17,447 for the three months ended September 30, 2016. The increase was mainly due to increased due-diligence associated with the acquisition of the Claims which we completed in October 2016. We did not have similar expenditures during the three month period ended September 30, 2015.

During the nine months ended September 30, 2016, our expenses decreased by $44,370 or 44.7% from $99,319 for the nine months ended September 30, 2015, to $54,949 for the nine months ended September 30, 2016. The decrease was mainly due to $50,000 in project investigation costs we incurred in our Fiscal 2015 which were associated with our entry into the share purchase agreement to acquire all issued and outstanding shares of Boomchat Inc. The decrease in project investigation costs was offset in part by increases in our other operating expenses which were directly associated with the due-diligence on acquisition of the Claims. As a result, our filing and regulatory expenses increased by 73.1% or $2,683 from $3,668 we incurred during the nine month period ended September 30, 2015, to $6,351we incurred during the nine months ended September 30, 2016; general and administrative expenses increased 41.0% or $269 from $659 we incurred during the nine month period ended September 30, 2015, to $928 we incurred during the nine months ended September 30, 2016, and our professional fees increased by 6.0% or 2,678 from $44,992 we incurred during the nine month period ended September 30, 2015, to $47,670 we incurred during the nine months ended September 30, 2016.

Net Loss

Our net loss for the three month period ended September 30, 2016, increased by $4,800 from $12,563 we incurred during the three month period ended September 30, 2015, to $17,363 we incurred during the three months ended September 30, 2016. Our net loss for the nine month period ended September 30, 2016, decreased by $47,640 from $97,620 we incurred during the nine month period ended September 30, 2015, to $49,980 we incurred during the nine months ended September 30, 2016. These decreases were mainly associated with reduction of our project investigation costs to acquire all issued and outstanding shares of Boomchat Inc.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Cash used in operations	$(13,924)	$(62,293)
Cash provided by financing activities	13,818	62,368
Net increase (decrease) in cash during the period	$(106)	$75

During the nine months ended September 30, 2016, we used $13,924 in our day-to-day operating activities. Our net loss of $49,980 was offset by an increase in our accounts payable of $32,162, of which $18,000 was attributed to the increase in the amount due to our director and officer for consulting services, by an increase in our accrued liabilities of $3,362, and by reduction of our prepaid expenses of $176.

Our operations during the nine month period ended September 30, 2016, were supported by $10,000 loan we received from a third party and by $3,818 in advances form our director and officer.

In the comparable period ended September 30, 2015, we used $62,293 in our day-to-day operating activities. We used $97,620 to cover our net loss and $1,940 to reduce our accrued liabilities. These uses of cash were offset by the increase in the accounts payable of $7,460 and amounts due to related party of $30,422.

Our operations during the nine months ended September 30, 2015, were supported by advances from a non-related party of $62,368.

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

Unproved Mineral Properties

On October 4, 2016, we entered into an asset purchase agreement with Gold Exploration Management Inc. to acquire title to a total of 1,023 twenty-acre lithium mineral claims. We expect the formal transfer of title to the Claims to be completed by November 30, 2016.

Property	Number of Claims	Location	Size (Acres)
Crystal Basin Claims	220	Southern Nye County, Nevada	4,400
Scotty’s Southeast Claims	203	South Central Nye County, Nevada	4,060
Cholla Claims	400	Eastern San Bernardino County, California	8,000
North Limb Claims	200	Elko County, Nevada	4,000
	1,023		20,460

Crystal Basin Claims

The 220 twenty-acre Crystal Basin Claim units are located in Southern Nye County 20 miles west of Indian Springs AF Base and four to twelve miles southeast of U.S. Highway 95, the main highway connecting Las Vegas and the interior of Nevada, west of the Nevada Military Test Site and along the east flank of the Amargosa Valley.  The region has been subject to extensive clay, potash and zeolite exploration and mining since 1978 and regional studies by the U.S. Bureau of Mines and the United States Geological Survey which confirmed the presence of anomalous lithium values on a local and regional level in springs, well water and clays.  No other previous work is documented within the lands held by the Company. The region was selected based on regional setting, hydrological criteria, and the chemical nature of the brines.  The claims were filed August 29, 2016, and renewed August 31, 2016, by Gold Exploration Management Inc.

Scotty’s Southeast Claims

The 203 twenty-acre claim units called the Scotty’s Southeast Claims were located September 14 to 18, 2016 in south Central Nye County 15 miles south of Scotty’s Junction Airport, two to four miles southwest of US Highway 95.  These claims lie in the southern portion of a topographic basin which was cited in USGS literature in 1977 as a closed basin associated with anomalous lithium concentrations in surficial clays with a maximum lithium concentration of 300 parts per million.  No previous work is reported in the specific lands held by the Company but the basin is the site of increasingly intense competitor activity with emphasis on discovery of lithium enriched brines below the surficial materials. The region was selected based on regional setting, hydrological criteria, and the chemical nature of the brines.  The claims are pending filing by the Gold Exploration Management Inc.

Cholla Claims

The 400 twenty-acre claim units called the Cholla Claims are located in eastern San Bernardino County between Barstow and Needles, California.  These claims consist of Association placer claim blocks located on land under the authority of the Bureau of Land Management. They are located in four discrete parcels called the Northwest, West, East and Turtle Trend Blocks.  The claims were located between September 5 and 10, 2016.  They are readily accessible from U.S. Route 66 and regional rail lines with excellent access and infrastructure.  The region has been subject to extensive salt exploration and mining since 1885 and regional studies by the U.S. Bureau of Mines and the United States Geological Survey which confirmed the presence of sodium and calcium chloride, potassium salts and anomalous concentrations of lithium including but not limited to the brines extracted from drillholes disclosed by the United States Geological Survey.  No other previous work has been documented.  The region was selected based on regional setting, hydrological criteria, and the chemical nature of the brines.  The claims are pending filing by the Gold Exploration Management Inc.

North Limb

The 200 twenty-acre claim units called the North Limb lie in northeastern Nevada in Elko County along the border with Utah, approximately 10-15 miles north of Wendover, Nevada.  They cover the eastern portion of a salt flat, which is part of the Great Salt Lake north of Bonneville Salt Flats, an area in which drillhole data released by a joint publication of the USGS and the Nevada Bureau of Mines and Geology documented strongly anomalous lithium concentrations in brines.  The property lies 5 to 12 miles north of U.S. Interstate Highway 80 and is accessible along unpaved roads and four-wheel-drive trails.  No previous exploration work has been reported within the subject claims but the proximity of the well documented potassium and lithium concentrations at Bonneville Salt Flats attracted the Company’s attention to the region.

The Company continues its research and property evaluation on all of the Claims and further acquisitions may be possible pending confirmation of the titles.

Item 3. Quantitative and Qualitative Disclosure about Market Risks

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Quarterly Report. Based on that evaluation, it was concluded that, due to lack of segregation of duties, our disclosure controls and procedures are not effective in providing reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In addition to the factors discussed in our Annual Report on Form 10-K, the following risks and uncertainties associated with our acquisition of the lithium Claims in the states of Nevada and California could materially adversely affect our business, financial condition and results of operations.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

Mineral exploration is highly speculative and risky; we might not find mineral deposits that can be extracted cost effectively on our claims.

Exploration for mineral deposits is a speculative venture involving substantial risks.  Problems such as unusual and unexpected rock formations often result in unsuccessful exploration efforts.  We cannot assure you that our claims contain mineral deposits that can be extracted cost effectively.

Mineral exploration is hazardous.  We could incur liability or damages as we conduct our business due to the dangers inherent in mineral exploration.

The search for minerals is hazardous.  We could become liable for hazards such as pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  We have no insurance for these kinds of hazards, nor do we expect to get such insurance for the foreseeable future.  If we were to suffer from such a hazard, the costs of rectifying it could exceed our asset value and require that we liquidate our assets.

We have no known mineral reserves and if we cannot find any, we may have to cease operations.

It is unknown whether the Claims contain viable mineral reserves.  If we do not find a viable mineral reserve, or if we cannot exploit the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we may have to cease operations and you may lose your investment.  Mineral exploration is a highly speculative endeavor.  It involves many risks and is often non-productive.  Even if mineral reserves are discovered on our properties, our production capabilities will be subject to further risks and uncertainties including:

•

Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

•

Availability and costs of financing;

•

Ongoing costs of production; and

•

Environmental compliance regulations and restraints.

In the future we may be required to comply with government regulations affecting mineral exploration and exploitation, which could adversely affect our business, the results of our operations and our financial condition.

The mining business is subject to various levels of government control and regulation, which are supplemented and revised from time to time.  We cannot predict what legislation or revisions might be proposed that could affect our business or when any such proposals, if enacted, might become effective.

If we do not comply with applicable environmental and health and safety laws and regulations, we could be fined, enjoined from continuing our operations, and suffer other penalties.  Although we intend to make every attempt to comply with these laws and regulations, we cannot assure you that we will always fully comply with them.

We might not be able to market any minerals that we find on our mineral claims due to market factors that are beyond our control.

Even if we discover minerals that can be extracted cost-effectively, we may not be able to find a ready market for our minerals.  Many factors beyond our control affect the marketability of minerals.  These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting minerals and environmental protection.  We cannot accurately predict the effect of these factors, but any combination of these factors could result in an inadequate return on invested capital.

We are not certain that we can successfully compete in the mineral exploration business.  We do not represent a significant presence in this industry.

The mineral exploration business is an extremely competitive industry.  We will be competing with many other exploration companies looking for minerals.  Due to our small size we do not represent a significant presence in the mineral exploration business.  Being a junior mineral exploration company, we compete with other similar companies for financing and joint venture partners, and for resources such as professional geologists, camp staff, helicopters and mineral exploration contractors and supplies.  We may not have the means to compete successfully for these resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 4, 2016, pursuant to our asset purchase agreement with Gold Exploration Management Inc. (“GEM”), we issued 30,000,000 shares of our Common Stock to GEM. The shares were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, (“Securities Act”), and Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act.

On November 11, 2016, pursuant to the debt settlement agreements with Mr. Evan Tozer, and Mr. Robert Fedun, dated for reference October 8, 2016, we issued Mr. Tozer, and Mr. Fedun 51,290 and 456,419 common shares of the Company, respectively. The shares were issued pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Act”). Mr. Tozer, and Mr. Fedun represented that they were not residents of the United States and were otherwise not “U.S. Persons” as that term is defined in Rule 902(k) of Regulation S of the Act.

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

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws a. Articles of Incorporation (1) b. Bylaws (1)

10.1	Letter Agreement dated March 15, 2014, among Horizon Minerals Corp. and Boomchat Inc.(2)

10.2	Share Purchase Agreement dated for reference April 6, 2015 among the Company, Dan Clayton, Boomchat Inc. and Robert Fedun (3)

10.3	Asset Purchase Agreement by and between Gold Exploration Management Inc. and Horizon Minerals Corp. dated October 4, 2016(5)

10.4	Debt Settlement Agreement between Mr. Evan Tozer and Horizon Minerals Corp. dated October 8, 2016.

10.5	Debt Settlement Agreement between Mr. Robert Fedun and Horizon Minerals Corp. dated October 8, 2016.

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

99.1	Audit Committee Charter (4)

101	Interactive Data File
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

(5)

Incorporated by reference to the Current Report on Form 8-K, previously filed with the SEC on October 12, 2016.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON MINERALS CORP.
(Registrant)

Signature	Title	Date

/s/ Robert Fedun Robert Fedun	President (Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer)	November 14, 2016