Form 10-K
period 2016-12-31
HORIZON MINERALS CORP.
filed 2017-03-31
CIK 1526726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

[  ] Yes [X] No

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

[  ] Yes [X] No

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

[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,834,295 as of June 30, 2016, based on a price of $0.06, being the last price at which the registrant sold shares of its common stock prior to that date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, $0.0001 par value	96,571,589 shares
(Class)	(Outstanding as at March 31, 2017)

ii

iii

FORWARD LOOKING STATEMENTS

Unless the context otherwise requires, all references in this report to “Horizon”, “the Company,” “we,” “us,” or “our” are to Horizon Minerals Corp.

Certain statements contained in this Annual Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption, "Part I - Item 1A. Risk Factors” and elsewhere in this Annual Report.

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

PART I

ITEM 1. BUSINESS

Business Development and Summary

We were incorporated in Delaware on May 11, 2011.  During the second quarter of our fiscal 2016 we decided to terminate our Share Purchase Agreement dated for reference April 6, 2015 to acquire all issued and outstanding shares of Boomchat Inc. and as such started evaluating other alternative business opportunities within mining industry. In August 2016 we engaged Gold Exploration Management Inc. a private Nevada corporation (“GEM”) controlled by David A. Bending, M.Sc., P. Geo., providing mineral exploration project management services, to assist us with evaluation of several potential projects in Clayton Valley known for its potential to host lithium deposits.

On October 4, 2016, we entered into an asset purchase agreement (the “Agreement”) with GEM to acquire a title to lithium mineral claims situated in the states of Nevada and California. As a result of our entry into the Agreement, we have ceased to be both a shell company and an issuer described in paragraph (i)(1)(i) of Rule 144 of the Securities Act.

Our business plan is to assemble a portfolio of mineral properties and to engage in the exploration and development of these properties.

Asset Purchase Agreement

On October 4, 2016, we entered into the Asset Purchase Agreement with GEM.  Pursuant to the Agreement, GEM agreed to sell to us its title to 220 twenty-acre Crystal Basin Claims, 203 twenty-acre claim units entitled the Scotty’s Southeast Claims, 400 twenty-acre Cholla Claims, and 200 twenty-acre North Limb Claims (collectively the “Claims” or “Portfolio”). As consideration for the sale of the Claims, we issued thirty million (30,000,000) restricted shares of our common stock to GEM. Furthermore, we agreed to appoint David A. Bending to the Board of Directors.

On December 20, 2016, we amended the Agreement to reflect the change in the Portfolio we negotiated with GEM. Pursuant to the Agreement, as amended, the number of claims had changed as follows: the Crystal Basin Claims increased to 245 claims from the original 220 claims, the Scotty’s Southeast Claims increased form the original 203 claims to 312 claims, the Cholla Claims increased from the original 400 claims to 424 claims , and the North Limb Claims were decreased from the original 200 claims to 160 claims. North Limb claims were also renamed as North Lobe claims. In addition we added 224 twenty-acre generative claims that are located in the area of our interest, however, which have not been assigned to any specific group of claims.

As of the date of the filing of this Annual Report on Form 10-K, our Claims consist of 306 fully registered and renewed claim units totalling 6,120 acres and 1,059 claim units totalling 20,540 acres that have been located, however, for which required fees have not been paid. To finalize the registration of the located units we will be required to pay the filing fees within 90 days from the date they were located or re-located.

As part of our Agreement, as amended, we agreed to assume all financial liabilities of the Claims including registration fees and taxes payable to federal, state, and county government agencies.

The mineral titles are subject to payment of annual maintenance fees as of August 31, 2017, and the Company is fully prepared to meet these requirements as warranted by the results of the ongoing exploration work.  No minimum field or assessment expenditures are required by either the US Bureau of Land Management (“BLM”) or the Agreement.  Exploration work is planned purely on the basis of the financial capacity and objectives of the Company, save and except the annual maintenance fees but Horizon plans an efficient and focused effort to rank and advance the targets to the discovery stage or decisions to negotiate farm out transactions or termination.

Our business plan is to assemble a portfolio of mineral properties with lithium potential and to engage in the exploration and development of these properties. We are currently focusing our resources on the exploration of a section of the Scotty’s Southeast Claims (the “SFE Property”). See “SFE Property” below. The remaining portion of the Scotty’s Southeast Claims, and the Crystal Basin Claims, Cholla Claims and North Lobe Claims (formerly referred to as “North Limb” claims) remain properties of interest to the Company but we do not have any immediate exploration plans on these properties. See “Properties of Interest” below. We are also actively reviewing other lithium potential mineral properties for future acquisition.

SFE PROPERTY

Property Description and Location

490,000 mE
510,000 mE
4,130,000 mN
4,080,000 mN
US-95
Scotty's Junction
SR-267
Esmeralda County
Nye County
SARCOBATUS
T08S R46E
T09S R46E
150km
-> Las Vegas
SFE Property
FLAT
MM
NM
ML
NL
SARCOBATUS FLAT
N
0
5
10
kilometers
RENO
CARSON CITY
SFE Property
Pahrump
LAS VEGAS
0
100
200
kilometers
Horizon Minerals, Corp.
SFE Property
Nye County, Nevada, USA
Location Map
T09S - R. 46E
1 : 250000 - UTM, WGS84, Zone 11N
February 27, 2017
GIS : JDW

The SFE Property is located in southern Nevada, approximately 29 kms (18 miles) northwest of Beatty, Nevada. The Property centroid is UTM 501,449mE, 4,105,700mN (UTM WGS84, zone 11N) or Longitude 116.984° by Latitude 37.09761°. The claim block comprising the SFE  Property lies within portions of the northwest quadrant of the Springdale SW, and the northeast quadrant of Bonnie Claire SE 7.5’ (1:24,000 scale) US Geological Survey topographic base maps. The SFE Property is located approximately 11 kms (7 miles) north of the northern boundary of Death Valley National Monument.

The mineral claims comprising the SFE Property include 21 association placer claims accruing 2,229 acres covering portions of sections 36, T9S, R44E; section 31, T9S, R45E; sections 1, 12, T10S, R44E; and sections 5, 6, 7, 8, T10S, R45E of the Mount Diablo Base and Meridian.

As of the date of this Annual Report on Form 10-K, of the 21 association placer claims, 16 claims have been located in the field and registered with full fees paid to Nye County and the BLM and renewed for the 2017 assessment year as valid, adjudicated, and active claims. The claims cover either 80 acres (4 - 20 acre units) or 160 acres (8 - 20 acre units). An additional five association placer claims have been located in the field with fees paid to Nye County. The required BLM fees have not yet been paid for these five claims, as such,  the claims cannot be considered to be fully valid.

In addition to the 21 located association placer claims described above, an additional 20 association placer claims (160 acres each, 8 - 20 acre units), were located in the field on December 18, 2016. These claims have not yet been filed with Nye County or BLM, and fees required for full validation have not yet been paid.

The BLM administers the surface and mineral estate of the SFE Property under the Federal Land Policy and Management Act (“FLPMA”) of 1976. All association placer claims comprising the SFE Property have to be filed and registered with both the BLM and the Nevada county where they are located, in this case Recorder’s Office in Nye County, and in Las Vegas office of the BLM. Mineral deposits subject to placer claims include all deposits not subject to lode claims (e.g. metallic minerals/metals incorporated in bedrock). By US Congressional acts and judicial interpretations, many nonmetallic bedded or layered deposits, such as gypsum and high calcium limestone, are also considered placer deposits. Eight qualified persons or companies can locate a 160-acre placer claim. An association placer claim must be in one contiguous parcel lying side by side. By recording a location notice with the BLM, the locators are representing to the United States government that they meet the qualifications for locating an association placer claim and that they are not using the names of other persons as nominee locators to locate more than 20 acres per claim for their own benefit.

BLM unpatented claim holding fees are currently $155/lode claim and $155/20 acres placer claim up to 160 acres for the annual maintenance. Nye County claim fees are presently $40.50/claim for initial filing, with a $7.00 map fee and annual maintenance fees are $10.50/claim. The association placer claims comprising the SFE Property will remain in effect for as long as the claim holding fees are paid in a timely manner to both the BLM and Nye County.

Our interest in the association placer claims comprising the SFE Property as described in this Annual Report are held in irrevocable trust by GEM based on the terms of the Agreement, as amended. No formal transfer of the title of the claims comprising the SFE Property from GEM to Horizon has occurred. 16 of the 21 association placer mining claims comprising the SFE Property are valid and in good standing, with all BLM and Nye County fees paid for the assessment year ending on August 31, 2017, and October 31, 2017, respectively.

Location, Access, and Physiography

The SFE Property is reached by traveling north 56 kms (35 miles) from Beatty, Nevada on State Highway 95 to Scotty’s Junction, then 10.5 km west on County Road 267 to the turnoff for the historic site of Bonnie Claire. Here a dirt road (at UTM coordinates 488945mE - 4120085mN, zone 11S, WGS 84) is travelled south 17 kms (10.75 miles) to the southwest corner of the Horizon claim block. Total travel time from Beatty to the SFE Property is about one hour and a quarter.

Supplies, gas stations, restaurants, hotels, and other services are available in Beatty. More extensive supplies, hotels, restaurants, services, government offices, etc. and non-technical labour suitable for advanced exploration are available in Pahrump located 175 kms (109 miles) south of Scotty’s Junction.

The SFE Property is located within the south end of the topographic basin referred to as Sarcobatus Flat. Situated within the Great Basin Physiographic Province, north-northwest trending Sarcobatus Flat is approximately 30 km (19 miles) long by 20 kms (12 miles) with a drainage basin encompassing 2,070 km2 (800 miles2) (Iconic, 2016). The north end (“north basin”) of Sarcobatus Flat is approximately linear while the south end (“south basin”) where the SFE Property is located is much more asymmetric. Salt, borate, and other evaporites are being actively deposited in the north basin. The north basin is not completely closed, suggesting surficial dilution of evaporite units may be occuring. The northwest trending Amargosa Range flanks the western side of Sarcobatus Flat, the Bullfrog Hills, the south end, and the western flank of Pahute Mesa the eastern side. The SFE Property is characterized by flat to very gently sloping topography, mostly consisting of alluvium and colluvium (“desert pavement”) deposited by sheet wash. Elevations do not vary greatly, ranging from the west side at approximately 1,287 m (4,225 feet) to the east side of the Property at 1,242 m (4,075 feet). The south basin becomes completely closed near the east margin of the Property.

The northern portion of the Mohave Desert extends into this part of Nevada. Sparse vegetation mostly consists of rabbit brush, and widespread small Mohave yucca trees. Soil is poorly developed. The depth to water is unknown but the north end of Sarcobatus Flat has occasional shallow standing water following moderate to heavy rainfall.

As reported in the Beatty weather station, the average annual high temperature is 74.1°F (23.4°C) and the average low temperature is 43°F (6.1°C) with an overall year-round average of 58.5°F (14.7°C). Annual rainfall averages about 6.0 inches (1.53 cm) (www.usclimatedata.com). Rainfall can occur year-round but the wettest months are the December through March period. Work activity is possible year-round, but transit across clay-rich surfaces can be difficult to impossible after periods of rainfall.

History

The area known as Bonnie Claire, Scotty’s Junction or Sarcobatus Flats has been the site of metal and industrial minerals development since Bonnie Claire was founded in 1906. A small camp was developed in the 1880’s when a stamp mill was built at a site called Thorpe’s Wells, north of the current SFE Property area. The mill handled ore from three mines near Gold Mountain, near the current site of Gold Point, about 25 kms (15 miles) northwest. In 1906 the Bullfrog - Goldfield Railway reached the site of Thorp’s Wells. Metal mining and processing activity continued until 1928. No industrial borax or salt production is documented from the area. Regional mining activity has been dominated by the significant precious metals mines in the Beatty District, 35 kms (22 miles) south of the Property, and the world-class Goldfield and Tonopah districts, 45 kms (28 miles) and 75 kms (46 miles) north, respectively. Some lightweight aggregates are produced from mafic cinder cones along the same trend.

Lithium has been produced at Silver Peak since 1966 and this deposit has become the largest source for light alkali metal. In addition to Silver Peak Marsh, some playas, both closed and open basins, in southwestern Nevada were explored in the 1960’s by companies interested in lithium.

Claim staking and exploration activity reflecting the lithium exploration activity of 2011 to 2012 occurred but no published information is available concerning this work. Borax, sodium sulphate and sodium carbonate were actively developed in other salinas in the region, notably Columbus Marsh, Teels Marsh, Clayton Valley and Rhodes Marsh. Borax mining began with the discovery of borate deposits in 1872 in Columbus Marsh and Teels Marsh. Borax mining in Nye County was superseded by the development of larger deposits in California in 1892. Significant modern lithium exploration resumed in September 2015 with commencement of active staking and evaluation work which continues to this time. It is unknown if any of this recent staking activity occurred within the SFE Property boundaries; no evidence was observed during the field visit of February 2, 2017.

Geology

The Property lies within a Tertiary and Quaternary pull-apart basin within the Basin and Range Province along the Walker Lane Structural Trend. The rocks in the area range in age from Paleozoic clastic sedimentary rocks to Quaternary basaltic volcanic rocks with basins filled with Quaternary evaporites, clay and tuff beds, and sandy horizons. While as the older clastic sedimentary rocks are not of special interest to the lithium target objective, except as permeability boundaries along the west flank of the basin, the eastern flank of the structurally bounded basin is dominated by the Miocene Horse Springs Formation and Thumb Formation (and their equivalents) which are known to host anomalous lithium concentrations. The southeastern terminus of the south basin is flanked by the Tertiary felsic center at Beatty, another source of lithium.

The south basin where the Property is located is covered by an unknown thickness of gravel and alluvium, deposited by sheet wash deposition. No salt or other evaporites are exposed within the Property boundaries. The extent of possible lithium bearing strata and brines into the south basin is unconfirmed at present. However, the structural basin does extend to the south indicated by topography and interpreted structural boundaries. This interpretation is also supported by regional isostatic gravity data published by the US Geological Survey (USGS). This implies that the south basin is at least permissive for possible lithium enrichment within sediments concealed beneath the alluvial veneer.

Mineralization

The primary deposit type sought in the Property is brine horizons in closed, structurally bounded sub-basins within asymmetric deep extensional basins in the Mojave Desert area of Nevada. Unlike some deposits in Chile, the target objective is brine in porous and permeable strata below the surface, and not surficial waters. The basins can be as deep as 2 kms (1.2 miles) and the permeable brine saturated reservoirs are mapped with seismic and CSAMT surveys. A secondary target objective is represented by lithium bearing clays and in particular hectorite, but the economics of brine production are more attractive. The brines can be concentrated by evaporation ponds but are also potentially amenable to other concentration methods such as ion exchange, resins, and semipermeable membranes. These technologies are not yet proven. The focus of most work is defining brines amenable to pre-concentration and production of lithium carbonate. Lithium carbonate and lithium phosphate have been produced as a byproduct of commercial borates, potash, sodium sulphate, and soda ash (sodium bicarbonate) at Searles Lake, California. Lithium has been produced as part of clay production in Hector, California and hectorite deposits are the subject of active evaluation and development programs in Kings Valley, Nevada and various locations in Sonora, Mexico.

The chemistry and alkali ratios of the brines are important for potential recovery methods. The literature emphasizes Li/Cl ratios and Mg/Li. Alkali ratios and water chemistry in the basinal brines differ significantly from surface sampling of clays or mixed surficial and basinal waters and other sediments. The presence of anomalous lithium values in playa sediments, defined as higher than 300 ppm, is a good initial indication of potential but only drilling and systematic sampling of the brines can confirm the economic potential of a property. It is significant that the initial sampling of the salina at Clayton Valley returned a mean value of only 147 ppm Li with a peak value of 200 ppm. Shallow clay and water/brine samples may be prone to leaching and dilution by meteoric waters as well as dilution by windblown sand and fine lithic particles. Surface sample results vary with time, particularly in shallow water samples. This may be related to seasonal flux of surface waters from rain and drainage from the enclosing basin.

Lithium source rocks are a fundamental element of target selection. Published analyses of the fine fraction in the upper member of the Miocene Esmeralda Formation, a tuffaceous lake bed and ash sequence, yielded values as high as 4,000 ppm suggesting a natural source rock for the lithium bearing brines. Further south, the very extensive Horse Creek and Thumb Mountain Formations, in the Muddy Mountains and in extensive areas within the Nevada military test site hosts lithium concentrations in the range of 100 to 3,500 ppm and represent other attractive source rocks. In northern Nevada, the McDermitt Caldera is another well-documented lithium enriched volcanic center with extensive areas of altered moat sediments with lithium concentrations in the range of 5,000 to 6,500 ppm. Permissive lithium source environments are not limited to the central Walker Lane Area.

The USGS followed a sequential protocol which involved surface sampling of clays and salts on the salina surface, shallow test pit or auger sampling (one to three meters) and deeper Mud Rotary drill holes which were limited by access on some wet playas. Conventional sequenced excavation would use the surface and shallow sampling to validate a target basin as prospective followed by sequential geophysics. Airborne gravity, EM (Electro-Magnetic) and magnetic surveys help to define the basin at the lowest possible cost. Airborne or ground tools to map resistivity and conductive zones (presumed to be brines) are followed by and supported by selective seismic surveys, which are best performed with a truck mounted mobile impact device (‘thumper’) to provide more details for basin geometry and map porous and/or impermeable horizons which become the definitive drilling targets. In Nevada, permitting for drilling represents a four to six month process so the optimal plan is to complete the other systematic work to properly plan and permit the drilling.

Lithium brine deposits are trapped volumes of saline groundwater enriched in dissolved lithium. The target brines range from 100 to 1,400 parts per million in structurally bounded, closed basins which generally form in arid evaporitic environments in Tertiary to Quaternary terranes. Although lithium concentrations of potential interest occur in some oilfields, the surface evaporative concentration required to enrich the brines for economic recovery requires an arid environment. This precludes recovery from oilfield brines along the Gulf Coast of the United States and Mexico until viable ion exchange or other selective extraction technologies can be perfected. The chemistry of the brines is also critical to the economics of concentration, and high proportions of magnesium limit recoveries by evaporation. It is possible that advancing membrane or ion exchange mechanisms can serve to resolve this problem and mitigate the need for large evaporation ponds.

Water rights are a fundamental component of securing targets for development because the saline groundwater is pumped up for evaporation. This is a profound economic hurdle for the active explorers in the area and is a reminder that as any project gains credibility application for the water rights becomes an urgent priority.

Lithium brines occur in some peripheral portions of the Great Salt Lake Basin and in Sevier Lake in Utah along the eastern margin of the Great Basin. The Great Salt Lake is the largest surface salt lake in the Western Hemisphere. Lithium concentrations of substance are reported in the northern arms of the Great Salt Lake in Utah, subsurface reservoirs of the Paradox Basin in Utah and the Rock Springs Dome in Wyoming. Both of these phenomena are associated with Mesozoic and Tertiary evaporitic continental basins. Admixture of marine waters may generate evaporitic sodium chloride, gypsum/anhydrite and potassium chloride deposits but is unfavourable for development of potentially economic lithium concentrations. These areas have been subject to commercial salt recovery operations and Sevier Lake is currently under development for both potassium and lithium brines.

Key characteristics of lithium deposits are summarized below.

-

Lithium resource potential is limited by an arid climate and a closed, tectonically active basin. This is enhanced by elevated heat flow from young volcanos, geothermal cells or hot springs due in part to the enhanced solubility of lithium in hot fluids relative to cold groundwater.

-

Some but not all sodium chloride bearing brine reservoirs are associated with lithium deposits. Many show no such association and the alkali ratios including the association with boron, bromine, magnesium and potassium are all diagnostic factors. Boron shows an historical correlation with lithium bearing basins in the Mojave Desert in California and Nevada, but all boron enriched brines are not necessarily viable lithium targets. High magnesium ratios complicate brine processing for lithium recovery.

-

Tertiary and Quaternary tectonics leading to development of deep closed traps are fundamental to the formation and preservation of lithium brine deposits. Basin geometry and aquifers are mapped by gravity surveys, resistivity surveys, and detailed seismic profiles. Some Tertiary volcano-sedimentary sequences host strongly anomalous lithium concentrations but may be more important as source environments than as economic targets.

-

Felsic ash and tuff deposits, large nested felsic caldera complexes, granitoid basement complexes and the immature sediments which are derived from these materials are all potential sources of lithium if climate and the physiography needed for trapping are present.

-

Some Tertiary lacustrine and clastic sequences host elevated levels of lithium and borates. The USGS has investigated the Horse Springs Formation in Southern Nevada as a potential lithium target environment but it is equally important as a source rock for lithium in basins from Clark County to the areas in Esmeralda and Nye County surrounding the Military Test Site area, Sarcobatus Flats (Scotty’s Junction) and the Amargosa Valley.

-

Lithium brines develop and are retained in closed basins of substantial depth. If the basins have sufficient depth it is possible that the presence of shallow outflow horizons will not preclude the presence of viable targets in an otherwise permissive basin.

-

If the long-term rate of precipitation exceeds evaporation the basin will be flushed into surrounding drainages and the lithium reservoir degenerates.

-

Lithium brines develop in the arid longitudinal belts on either side of the equator with the optimal zones between 19° and 37° degrees north or south. This may be enhanced by rain shadow effects as are readily observed in the Mojave Desert portions of the Great Basin in the United States and the Sonora Desert of Mexico.

-

The target brines are trapped in subsurface aquifers and are not present at all depths. In many target environments shallow surficial waters are diluted by admixture of meteoric waters and do not represent the target potential of an otherwise permissive basin. Deeper testing, including CSAMT surveys and drilling, may be the only way to determine if a fertile basin hosts an economic brine resource below the zone of meteoric water mixing. This may be a trapped, fossil aquifer or otherwise be separated from meteoric mixing by impermeable strata and cross structures.

-

Another favorable indicator is the presence of hectorite (Na0.3(Mg,Li)3Si4O10(OH)2), a clay mineral which selectively absorbs lithium and holds its lattice, and may be utilized to map permissive basins and fluid pathways. Lithium-bearing hectorite is documented in the Clayton Valley, Teels Marsh, Fish Lake Valley, Columbus Marsh, Scotty’s Salina and Scotty’s Flats, the Amargosa Flats, the Stewart Valley Salina, the lithium bearing Miocene Horse Springs Formation in Clark County, and Northwestern Nevada including the McDermitt Caldera and the Kings Valley deposit. In Kings Valley and Bacanora, Mexico hectorite is the primary ore mineral. It was originally discovered and mined in Hector, California, its type locality.

Current Exploration Activities

No exploration has yet been conducted on the SFE Property. No drilling has been conducted on the SFE Property and there is no evidence of historical drilling within the Property boundaries.

Interpretations and Conclusions

The SFE Property is an early stage but well-defined opportunity for discovery of brines with significant concentrations of lithium and other elements amenable to evaporitic concentrations from continental brines.

These general characteristics include:

-

Arid climate;

-

Closed basin;

-

Tectonically driven subsidence;

-

Associated volcanic or geothermal activity;

-

Suitable lithium source rocks; and

-

Sufficient time to allow for brine concentration.

No salt or other evaporates are exposed within the SFE Property boundaries. The extent of possible lithium bearing strata and brines into the south basin is unconfirmed at present. However, the structural basin does extend to the south indicated by topography and interpreted structural boundaries. This interpretation is also supported by regional isostatic gravity data published by the USGS. This implies that the south basin is at least permissive for possible lithium enrichment within sediments concealed beneath the alluvial veneer.

Planned Exploration Work

As part of the 43-101 technical report the Company commissioned from R. A. Lunceford, MSc., CPG dated for reference February 17, 2017, Mr. Lunceford recommended to conduct a two-phased exploratory program on the SFE Property to further evaluate lithium sediment or brine potential within the SFE Property.

Phase I

Gravity, magnetic and CSAMT surveys to map basin geometry and conductive brine bearing aquifers are recommended. Thumper seismic surveys should be completed to refine aquifer stratigraphy and select priority fluid traps for drill testing. This combination of surveys is the most cost effective and environmentally appropriate for the sequenced evaluation of the SFE Property.

The Phase I budget is detailed below.

Item / Description	USD$
Geologic planning, supervision, reporting	12,000
Vehicle mileage	5,000
Lodging and meals	5,000
ATV rental with trailer	3,000
Seismic survey 3 line miles @ $12,000/mile	36,000
Gravity survey	25,000
CSAMT survey	60,000
Geophysical modelling/interpretation	5,000
Hydrological modelling and recommendations for drill holes	15,000
Subtotal	166,000
10% Contingency	17,000
Total Phase I Budget	183,000

Following geophysical modelling and evaluation, a Phase II budget is recommended only if results from the Phase I program warrant further drill testing.

Phase II

Permitting for seismic lines will (probably) be needed. Location of possible drill holes will be reliant on a thorough analysis of the available geophysical data generated during the Phase I program. Based on drill holes completed in the north basin by Iconic Minerals Ltd. it is likely that proposed hole depths will be on the order of 475 to 625 m (1550 ft. to 2050 ft.)

Hydrogeological testing including packer tests, water sampling, downhole geophysics including EM methods, and permeability tests to commence evaluation of the target brine horizons. The holes should be left cased and open to allow re-entry and further hydrological work. The drilling methods used and the details of water sampling and hydrogeological studies will vary widely depending on the depth to the target brine reservoirs and the projected budgets are therefore not defined at this stage of work.

PROPERTIES OF INTEREST

The balance of the Claims that are not included in the SFE Property are properties of interest of the Company and no exploration on these properties is anticipated in the near future.

The Claims all lie within Tertiary and Quaternary pull-apart basins within the basin and range provinces of the Western United States.  The rocks in the area range in age from Paleozoic clastic sedimentary rocks to quaternary basaltic volcanic rocks and basins filled with quaternary evaporates, clay and tuff horizons, and sandy horizons. While as the older clastic sedimentary rocks are not of special interest to the lithium target objective except as permeability boundaries, the basins are all related to lithium bearing felsic volcanic or lithium bearing granitic source rocks.  These source rocks range in age from Proterozoic (in the Mojave Desert in California) to felsic tuffs of Eocene and Paleocene age. Some source rocks are in deformed Eocene basinal sequences. The Muddy Mountains host no closed basins to trap brines but the larger basins in the test site area offer far more volume for source rocks. The Claims are generally at an early stage but well defined opportunities for discovery of brines with significant concentrations of lithium and other elements amenable to evaporitic concentrations from continental brines.

The Claims are all located in a geopolitical environment permissive to commercial development. Access and infrastructure are ideal for a cost effective program of target definition and development using well defined geological, geochemical and geophysical tools and rapid advancement to the drilling stage.

Crystal Basin Claims

The Crystal Basin Claims consist of 245 twenty-acre unpatented mining claims located in Southern Nye County. 154 of the 245 original claims have been filed and renewed with the BLM and will expire on September 1, 2017, if we do not renew the claims. The Crystal Basin Claims are held in irrevocable trust by GEM based on the terms of the Agreement, as amended, with 91 claims pending filing. They are 100% controlled by Horizon without underlying obligations or encumbrances save and except a 2% Gross Production Royalty to GEM.

The Crystal Basin lies in southern Nye County at the SE corner of the Amargosa Valley in a structurally defined secondary closed basin between 2 and 10 km (1.24 to 6.21 miles) SW of Nevada highway 95, 70 km (43.50 miles) northeast of the City of Las Vegas and 25 km (15.53 miles) northwest of the unincorporated community of Pahrump, Nevada.  The claims are traversed by roads developed for the adjoining complex of clay mining operations, power lines and a history of surface disturbance and prospecting.  The clay deposits overlie the basinal sediments of interest and the surface is dominated by very young felsic ash deposits which have been altered to the commercially significant saponite, montmorillonite and zeolite deposits that have generated a local mining culture and infrastructure. The village of Crystal offers low cost lodging within 3.21 km (2 miles) of the subject property in this area. The elevation of the area is 609.6 to 640 meters (2000 to 2100 feet) above mean sea level, and the climate is typical of the Amargosa/ Mojave Desert with hot summers and cool dry winters. Annual rainfall is about 5 cm (1.97 inches ) per year.

No exploration has been carried out by the Company on the Crystal Basin Claims to date and the Company has no immediate exploration plans.

Scotty’s Southeast Claims

The Scotty’s Southeast Claims consisted of 312 twenty-acre unpatented mining claims located in Central Nye County. The only retained interest the Company has in these claims are referred to as the SFE Property.  See “SFE Property”. The Scotty’s Southeast Claims are held in irrevocable trust by GEM based on the terms of the Agreement and are 100% controlled by Horizon without underlying obligations or encumbrances save and except a 2% Gross Production Royalty to GEM.

The Scotty’s Southeast Claims were located September 14 to 18, 2016 in south Central Nye County 24 KM (15 miles) south of Scotty’s Junction Airport, two to four miles southwest of US Highway 95.  The claims lie in south central Nye County, 16 to 32 km (10 to 20 miles) north of the mining community of Beatty, Nevada, 129 km (80 miles) south of Goldfield, 5 to 13 km (3 to 8 miles) west of Nevada Highway 95, and 249 km (155 miles) north of Las Vegas.  The elevation of the area is 609.6 to 640 meters (2000 to 2100 feet) above mean sea level, and the climate is typical of the Amargosa/ Mojave Desert with hot summers and cool dry winters.  Annual rainfall is about 5 cm (1.97 inches ) per year.

The location and climate of these Claim areas permit exploration work at all times of the year, subject to very rare periods in which transient rainfall renders the salina or mudflat surface soft but still accessible to ATV and four wheel drive conventional vehicles.

With the exception of SFE Property, no exploration has been carried out by the Company on the Scotty’s Southeast Claims to date and the Company has no immediate exploration plans.

Cholla Claims

The Cholla Claims consist of 424 unpatented twenty-acre claims located in eastern San Bernardino County between Barstow and Needles, California, which were located in September and October and relocated in the period December 2 to December 5 and further relocated on March 20, 2017. As of the date of the filing of this Annual Report on Form 10-K Cholla Claims are yet to be filed with the BLM or San Bernardino County. We have until June 18, 2017, to file our Cholla Claims with San Bernardino County, and until June 16, 2017, to file the Cholla Claims with BLM at which time filings fees will be required to be paid. The funds to file these claims have not been available during this phase of work but the documentation is ready to be filed.

The Cholla Claims are held in irrevocable trust by GEM based on the terms of the Agreement and are 100% controlled by Horizon without underlying obligations or encumbrances save and except a 2% Gross Production Royalty to GEM.

The Cholla Claims consist of 53 association placer claim blocks, representing the equivalent of 424 claim units totaling 7,840 acres, in San Bernardino County, 3.2 to 9.7 km (two to six miles) south of the historic route 66, approximately midway between the communities of Barstow and Needles in the Mojave Desert in California. They are located in four discrete parcels called the Northwest, West, East and Turtle trend Blocks. Although the geological data available suggest that the prospective environment is far more extensive than the current land position most of the area selected for consolidation in early 2016 was alienated from mineral development by the new Mojave Trails National Monument.  The claims which were relocated and retained for evaluation after systematic study of the area lie in the Bristol Basin east and northeast of the Bristol Lake Salt Flats.

No exploration has been carried out by the Company on the Cholla Claims to date and the Company has no immediate exploration plans.

North Lobe Claims

The North Lobe Claims originally called North Limb Claims consist of 160 unpatented twenty-acre claims located in northeastern Nevada in Elko County along the border with Utah, approximately 16 to 24 km (10 to 15 miles) north of Wendover, Nevada. The original package of 200 claims was reduced to 160 claim units, and lies 8 to 19 km (5 to 12 miles) north of U.S. Interstate Highway 80 and is accessible along unpaved roads and four-wheel-drive trails.  As of the date of this filing we have yet to file  these claims with Elko County and the BLM. In order to keep our interest in these claims we have to file them with both Elko County and BLM by mid June 2017.

The North Lobe Claims are held in irrevocable trust by GEM based on the terms of the Agreement and are 100% controlled by Horizon without underlying obligations or encumbrances save and except a 2% Gross Production Royalty to GEM.

They North Lobe Claims cover the eastern portion of a salt flat which is part of the Great Salt Lake north of Bonneville Salt Flats, an area in which drillhole data released by a joint publication of the USGS and the Nevada Bureau of Mines and Geology documented strongly anomalous lithium concentrations in brines.

The North Lobe Claims are similar in climate and topography to the other properties but lie at an elevation of 1,250 meters (4,100 feet) above mean sea level. Mean annual rainfall is 4.5 cm (1.77 inches) and mean daily temperatures range from 46.1°C (115°F ) during July to -15°C ( 5°F) during December and January.  Access to the area is generally good via Interstate Highway 80 which traverses the Great Salt Lake to the local population center of Wendover, at the frontier between Utah (Toole County) and Nevada (Elko County). Access to the salt and mud flats which cover the target areas is generally very good via local roads and trails, with the exception that after periods of rain or snowmelt the surface can become soft and surface travel uncertain.  This is a factor primarily between February and May of each year.

No exploration has been carried out by the Company on the North Lobe Claims to date and the Company has no immediate exploration plans.

Generative Claims

In addition to the above Claims, during month of December 2016 we have located an additional 28 association placer claim blocks consisting of 224 claim units totalling 4,480 acres. These generative claims are located in Toole County, Utah and are in close proximity to our North Lobe Claims within the Great Salt Lake area. As of the date of the filing of this Annual Report on Form 10-K, these claims have not been assigned to any specific group of claims.

As of the date of this filing we have yet to file these claims with Toole County and the BLM. In order to keep our interest in these claims we have to file them with both Toole County and BLM by mid June 2017.

The above generative claims are held in irrevocable trust by GEM based on the terms of the Agreement and are 100% controlled by Horizon without underlying obligations or encumbrances save and except a 2% Gross Production Royalty to GEM.

Compliance with Government Regulations

Exploration and development activities are all subject to stringent national, state and local regulations.  All permits for exploration and testing must be obtained through the local BLM offices of the Department of Interior in the States of Nevada, California and Utah.  The granting of permits requires detailed applications and filing of a bond to cover the reclamation of areas of exploration.  From time to time, an archaeological clearance may need to be obtained before proceeding with any exploration programs. We plan to secure all necessary permits for any future exploration.

We have to apply for and receive permits from the BLM to conduct drilling activities on BLM administered lands.  Mining operations are regulated by the Mine and Safety Health Administration (“MSHA”).  MSHA inspectors periodically visit projects to monitor health and safety for the workers and to inspect equipment and installations for code requirements.  Workers must have completed MSHA safety training and must take refresher courses annually when working on a project.  A safety officer for the project should be on site.

Other regulatory requirements monitor the following:

(i)

Explosives and explosives handling.

(ii)

Use and occupancy of site structures associated with mining.

(iii)

Hazardous materials and waste disposal.

(iv)

State Historic site preservation.

(v)

Archaeological and paleontological finds associated with mining.

We believe that we are in compliance with all laws and plan to continue to comply with the laws in the future.  We believe that compliance with the laws will not adversely affect our business operations.  There is, however, no assurance that any change in government regulation in the future will not adversely affect our business operations.

Each year we must pay a maintenance fee of $140 per claim to the Nevada State Office of the Bureau of Land Management, and on September 1 of each year, we must file an affidavit and Notice of Intent to Hold the claims in Mineral County.

Compliance with Environmental Regulation

We will have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken.  Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible.  Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits.  Reclamation is the process of bringing the land back to its natural state after completion of exploration activities.  Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused.  The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program.  Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or us in the event that a potentially economic deposit is discovered.

Prior to undertaking mineral exploration activities, we must make application for a permit, if we anticipate disturbing land.  A permit is issued after review of a complete and satisfactory application.  We do not anticipate any difficulties in obtaining a permit, if needed.  If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater.  Permits and regulations will control all aspects of the production program if the project continues to that stage.  Examples of regulatory requirements include:

(i)

Water discharge will have to meet drinking water standards;

(ii)

Dust generation will have to be minimal or otherwise re-mediated;

(iii)

Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

(iv)

An assessment of all material to be left on the surface will need to be environmentally benign;

(v)

Ground water will have to be monitored for any potential contaminants;

(vi)

The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

(vii)

There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Competition

We are an exploration stage company.  We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties.  Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than we do.  Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties.  In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties.  This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development.  This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Raw materials

The raw materials for our exploration programs include camp equipment, hand exploration tools, sample bags, first aid supplies, groceries and propane.  All of these types of materials are readily available from a variety of local suppliers.

Dependence on major customers

As a junior exploration company, we have no customers.

Employees

As of the date of this Annual Report we do not have any employees.  Management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees at this time.  We are planning to contract for the services of geologists, prospectors and exploration crew as we require them to conduct our exploration programs.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A. RISK FACTORS

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements.  We may encounter risks in addition to those described below.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also impair or adversely affect our business, financial condition or results of operation.

If we do not obtain additional financing, our business will fail.

Our plan of operation calls for significant expenses in order to carry out our exploration program.  There is no guarantee that we will be able to fulfill these obligations.

We will require additional financing to carry out our exploration program. Obtaining financing would be subject to a number of factors outside of our control, including market conditions and additional costs and expenses that might exceed current estimates.  These factors may make the timing, amount, terms or conditions of financing unavailable to us in which case we will be unable to complete our plan of operation on our mineral property.

We have yet to earn revenue, and our ability to sustain our operations is dependent on our ability to raise financing.  As a result, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have no revenues to date.  Our future is dependent upon our ability to obtain financing.  Our auditors have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses.  This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital, we will not be able to complete our business plan.  As a result, we may have to liquidate our business and investors may lose their investment.  Investors should consider our auditor's comments when determining if an investment in us is suitable.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of mineral properties.  These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

We have no known mineral reserves and if we cannot find any, we will have to cease operations.

We have no mineral reserves.  If we do not find a mineral reserve containing lithium or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and you will lose your investment.  Mineral exploration is highly speculative.  It involves many risks and is often non-productive.  Even if we are able to find mineral reserves on our properties, our production capability is subject to further risks including:

-

Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

-

Availability and costs of financing;

-

Ongoing costs of production; and

-

Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near our mineral properties, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

Given the above-noted risks, the chances of finding reserves on our mineral properties are remote and funds expended on exploration will likely be lost.

Even if we discover proven reserves on our mineral properties, we may not be able to commence commercial production successfully.

Our mineral properties do not contain any known bodies of ore.  If our exploration programs are successful in discovering proven reserves on our mineral properties, we will require additional funds in order to place the mineral properties into commercial production.  The expenditures to be made by us in the exploration of our mineral properties in all probability will be lost as it is an extremely remote possibility that the mineral claim will contain proven reserves.  If our exploration programs are successful in discovering proven reserves, we will require additional funds in order to place our mineral property into commercial production.  The funds required for commercial mineral production can range from several million to hundreds of millions.  We currently do not have sufficient funds to place our mineral claims into commercial production.  Obtaining additional financing would be subject to a number of factors, including the market price of lithium and the costs of exploring for or mining these materials.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.  Because we will need additional financing to fund our exploration activities, there is substantial doubt about our ability to continue as a going concern.  At this time, there is a risk that we will not be able to obtain such financing as and when needed.

We face significant competition in the mineral exploration industry.

We compete with other mining and exploration companies possessing greater financial resources and technical facilities than we do in connection with the acquisition of mineral exploration claims and leases on metal prospects and in connection with the recruitment and retention of qualified personnel.  There is significant competition for precious metals and, as a result, we may be unable to acquire an interest in attractive mineral exploration properties on terms we consider acceptable on a continuing basis.

There is no assurance that we will be able to comply with our obligations under the Asset Purchase Agreement.

In order comply with our obligations under the Asset Purchase Agreement we are required to make a series of initial claim registration fees and meet the annual claim maintenance fees.  In order to meet these payments, we will need to obtain substantial financing. If we are unable to meet these payments, we will lose some or all of the Claims.

Because the prices of metals fluctuate, if the price of metals for which we are exploring decreases below a specified level, it may no longer be profitable to explore for those metals and we will cease operations.

Prices of metals are determined by such factors as expectations for inflation, the strength of the United States dollar, global and regional supply and demand, and political and economic conditions and production costs in metals producing regions of the world.  The aggregate effect of these factors on metal prices is impossible for us to predict.  In addition, the prices of metals are sometimes subject to rapid short-term and/or prolonged changes because of speculative activities.  The current demand for and supply of these metals affect the metal prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities.  The supply of these metals primarily consists of new production from mining.  If the prices of the metals are, for a substantial period, below our foreseeable cost of production, we could cease operations and investors could lose their entire investment.

We may conduct further offerings in the future in which case investors’ shareholdings will be diluted.

Since our inception, in addition to debt financing, we have relied on sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, the interests of existing shareholders will be diluted.

The quotation price of our common stock may be volatile, with the result that an investor may not be able to sell any shares acquired at a price equal to or greater than the price paid by the investor.

Our common shares are quoted on the OTC Pink Markets under the symbol "HZNM”. Companies quoted on the OTC Pink Markets have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. As a result of this potential volatility and potential lack of a trading market, investors may not be able to sell any of our common stock that they acquire at a price equal or greater than the price paid by the investor.

Because our stock is a penny stock, shareholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.

contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.

contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4.

contains a toll-free telephone number for inquiries on disciplinary actions;

5.

defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6.

contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We use office space at 9101 West Sahara Avenue, Suite 105 - 197, Las Vegas, Nevada  89117. Our director and sole officer, Robert Fedun, provides the office space at no charge to us. We believe that this arrangement is suitable given our current operations. There are currently no proposed programs for the renovation, improvement or development of the facilities we use.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

No Director, officer, or consultant of Horizon Minerals Corp. has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, or consultant of Horizon Minerals Corp. has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, or consultant of Horizon Minerals Corp. has been convicted of violating a federal or state securities or commodities law.

Horizon Minerals Corp. is not a party to any pending legal proceedings.

No director, officer, or consultant of Horizon Minerals Corp. has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

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

Period ended	High	Low	Source
December 31, 2016	$0.80	$0.41	Stockwatch.com
September 30, 2016	$0.40	$0.06	Stockwatch.com
June 30, 2016	$0.10	$0.06	Stockwatch.com
March 31, 2016	$0.249	$0.10	Stockwatch.com
December 31, 2015	$0.60	$0.15	Stockwatch.com
September 30, 2015	$0.35	$0.21	Stockwatch.com
June 30, 2015	$0.75	$0.30	Stockwatch.com
March 31, 2015	$1.00	$0.26	Stockwatch.com

Holders

As of March 30, 2017, we had 96,571,589 shares of $0.0001 par value common stock issued and outstanding held by 35 shareholders of record according to a shareholders’ list provided by our transfer agent as of that date. The number of registered shareholders does not include the beneficial owners of common stock held in street name. We have engaged American Registrar & Transfer Co as our stock transfer agent, their address is 1234 W South Jordan Pkwy, Unit B-3, South Jordan, UT 84095. Their telephone number is (801) 363-9065 and their fax number is (801) 363-9066. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2016.

Recent Sales of Unregistered Securities

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

Results of Operations for the years ended December 31, 2016 and 2015

The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. Actual results may vary from the estimates and assumptions we make.

Summary of Financial Condition

The following table summarizes and compares our financial condition at December 31, 2016, to the year-ended December 31, 2015.

	Years Ended December 31,
	2016	2015

Working capital deficit	$101,333	$99,977
Current assets	$8,789	$463
Total liabilities	$110,122	$100,440
Unproved mineral properties	$500,000	$--
Common stock and additional paid in capital	$765,592	$135,840
Deficit	$366,925	$235,817

Years ended December 31, 2016 and 2015

Our results of operations for the years ended December 31, 2016 and 2015 and the changes between those periods are summarized below:

	Years Ended December 31,		Percentage Increase/
	2016	2015	(Decrease)
Expenses:
Filing fees	$13,673	$6,662	105.2%
General and administrative	2,221	735	202.2%
Investigation costs	-	57,500	(100%)
Mineral exploration costs	15,000	-	n/a
Professional fees	77,133	74,184	(4.0%)
Net loss before other items	(108,027)	(139,081)	(22.3)%
Gain (loss) on debt settlement	(28,209)	85,519	(133.0)%
Foreign currency transaction gain (loss)	5,128	(725)	807.3%
Net loss	$(131,108)	$(54,287)	141.5%

Revenue

We did not generate any revenue during the years ended December 31, 2016 and 2015. Due to the exploration stage of our operations, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

Our operating expenses decreased by $31,054 or 22.3% from $139,081 incurred during the year ended December 31, 2015 to $108,027 incurred during the year ended December 31, 2016. The decrease was mainly due to $57,500 in project investigation costs we incurred in our Fiscal 2015 which were associated with our entry into the share purchase agreement to acquire all issued and outstanding shares of Boomchat Inc. The decrease in project investigation costs was offset in part by increases in our other operating expenses which were directly associated with the due-diligence on acquisition of the Claims. As a result, our filing and regulatory expenses increased by 105.2% or $7,011 from $6,662 we incurred during the year ended December 31, 2015, to $13,673 we incurred during the year ended December 31, 2016; general and administrative expenses increased 202.2% or $1,486 from $735 we incurred during the year ended December 31, 2015, to $2,221 we incurred during the year ended December 31, 2016, and our professional fees increased by 4.0% or 2,949 from $74,184 we incurred during the year ended December 31, 2015, to $77,133  we incurred during the year ended December 31, 2016.

Net Loss

Our net loss for the years ended December 31, 2016 and 2015 were $131,108 and $54,287, respectively.  In addition to the operating expenses, discussed above, net loss during our fiscal 2016 was further increased by $28,209 loss on settlement of debt, when we converted $10,258 owed to Mr. Tozer into 51,290 restricted common shares (the “Shares”) of our common stock at a deemed price of $0.20 per share. This loss was in part offset by gain we recorded on fluctuation of foreign exchange rates associated with the transactions we incurred in other than our functional currency, which is United States dollar.

Our net loss during the fiscal 2015 was reduced by $85,519 gain on forgiveness of advances, which we received during the fiscal 2014. To a small degree the above gain was offset by a loss on fluctuation of foreign exchange rates associated with the transactions we incurred in other than our functional currency.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash Flows

	Years Ended December 31,
	2016	2015
Cash flows used in operating activities	$(53,527)	$(69,175)
Cash flows provided by financing activities	53,696	68,631
Net increase (decrease) in cash	$169	$(544)

During the year ended December 31, 2016, we used net cash of $52,527 to support our operating activities. We used $103,919 to cover our cash operating costs and $8,157 to increase our prepaid expenses. These uses of cash were offset by $41,875 increase in our accounts payable, of which $36,000 was attributed to the amounts due to our director and sole officer, and by $16,674 increase in accrued liabilities.  During the year ended December 31, 2016, we borrowed $10,000 from Mr. Tozer, an arms-length party, which loan was converted into shares of our common stock at a deemed price of $0.20 per share. In addition, we borrowed $39,850 under a credit line facility provided to us by Qinn Media Limited. During the same period we borrowed $3,846 from our director and sole officer.

During the year ended December 31, 2015, we used $69,175 to support our operating activities. We used $139,642 to cover our cash operating costs, which was offset by $54,522 increase in our accounts payable, of which $36,000 was attributed to the increase in the amount due to our director and sole officer, and by $15,945 increase in accrued liabilities. Our operations during the year ended December 31, 2015, were supported by $70,000 we received in advances from a third-party, which were forgiven along with an additional $5,559 debt for expenses that were paid on our behalf by the third-party. During the said period we repaid $1,369 in advances we received from our director and sole officer.

We do not have sufficient funds to maintain our operations and support our exploration initiatives for the next twelve months, as such, we continue with our ongoing efforts to raise additional capital by conducting additional issuances of our equity and debt securities for cash.  The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our principal accountants have expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our continuing operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Horizon Minerals Corp.

We have audited the accompanying balance sheets of Horizon Minerals Corp. (the “Company”) as at December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

March 31, 2017

HORIZON MINERALS CORP.

BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	December 31,	December 31,
	2016	2015

Assets

Current assets
Cash	$456	$287
Prepaids	8,333	176
Total current assets	8,789	463

Unproved mineral properties	500,000	-

Total assets	$508,789	$463

Liabilities and stockholders' equity (deficit)

Current liabilities
Accounts payable	$29,812	$74,312
Accrued liabilities	38,999	22,325
Due to related party	1,038	3,803
Note payable	40,273	-

Total liabilities	110,122	100,440

Stockholders' equity (deficit)
Common stock, par value $0.0001 per share, 200,000,000 shares authorized, 96,571,589 and 66,063,880 shares issued and outstanding as of December 31, 2016 and 2015, respectively	9,657	6,606
Additional paid-in capital	755,935	129,234
Deficit accumulated during development stage	(366,925)	(235,817)
Total stockholders' equity (deficit)	398,667	(99,977)

Total liabilities and stockholders' equity (deficit)	$508,789	$463

The accompanying notes are an integral part of these financial statements.

HORIZON MINERALS CORP.

STATEMENTS OF OPERATIONS

(Expressed in US Dollars)

	For the year ended
	December 31,
	2016	2015

Expenses:
Filing fees	$13,673	6,662
General and administrative	2,221	735
Investigation costs	-	57,500
Mineral exploration costs	15,000	-
Professional fees	77,133	74,184
Total expenses	108,027	139,081

Loss from operations	(108,027)	(139,081)

Other item:
Foreign currency transaction gain (loss)	5,128	(725)
Gain (loss) on debt settlement	(28,209)	85,519
Total other item	(23,081)	84,794

Net and comprehensive loss	$(131,108)	$(54,287)

Loss per common share:
Loss per common share - basic and diluted	$(0.04)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	73,393,518	66,063,880

The accompanying notes are an integral part of these financial statements.

HORIZON MINERALS CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2016 and 2015

(Expressed in US Dollars)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2014	66,063,880	$6,606	$129,234	$(181,530)	$(45,690)

Net loss	-	-	-	(54,287)	(54,287)

Balance, December 31, 2015	66,063,880	6,606	129,234	(235,817)	(99,977)

Common stock issued for mineral property	30,000,000	3,000	497,000	-	500,000
Common stock issued for debt	507,709	51	129,701	-	129,752
Net loss	-	-	-	(131,108)	(131,108)

Balance, December 31, 2016	96,571,589	$9,657	$755,935	$(366,925)	$398,667

The accompanying notes are an integral part of these financial statements.

HORIZON MINERALS CORP.

STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

	For the year ended
	December 31,
	2016	2015

Operating activities
Net loss	$(131,108)	$(54,287)

Non cash items
Accrued interest	681	-
Loss (gain) on debt settlement	28,209	(85,519)
Foreign exchange	(1,701)	164

Changes in net assets and liabilities:
Prepaids	(8,157)	-
Accounts payable	41,875	54,522
Accrued liabilities	16,674	15,945
Net cash used in operating activities	(53,527)	(69,175)

Financing activities
Amounts due to related parties	3,846	(1,369)
Proceeds from third party advances and loans	49,850	70,000
Net cash used by financing activities	53,696	68,631

Net increase (decrease) in cash	169	(544)
Cash - beginning	287	831
Cash - ending	$456	$287

The accompanying notes are an integral part of these financial statements.

HORIZON MINERALS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Horizon Minerals Corp. (the “Company”) was incorporated under the laws of the State of Delaware on May 11, 2011. On October 4, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with an arms-length party to acquire 1,023 lithium mineral claims in Nevada and California (the “Claims”). The acquisition resulted in a shift of the Company’s business model to that of a mineral exploration.

Going Concern

The Company’s financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. To date the Company has not generated operating revenues, and has accumulated losses of $366,925 since inception and as at December 31, 2016 had $456 cash on hand.  The Company has funded its operations through the issuance of capital stock and debt. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.  There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with US GAAP, and are presented in United States dollars.

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting, except for cash flow information. The Company has elected a December 31 fiscal year end.

Use of Estimates and Assumptions

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

HORIZON MINERALS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

(Expressed in US Dollars)

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

Loss per Share

Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2016 and 2015.

Mineral Property Interests

Costs of exploration and costs of carrying and retaining unproven properties are expensed as incurred. The Company considers mineral rights to be tangible assets and accordingly, the Company capitalizes certain costs related to the acquisition of mineral rights.

Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until the Company settles the obligation.  To date the Company has not incurred any asset retirement obligations.

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

HORIZON MINERALS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

(Expressed in US Dollars)

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

Reclassification

Certain prior period numbers have been reclassified to conform with current year presentation.

Recent Pronouncements

Recent accounting pronouncements issued by the FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

NOTE 3 - RELATED PARTY TRANSACTIONS

As at December 31, 2016, the Company was indebted to Mr. Robert Fedun, a director, CEO and CFO of the Company, in the amount of $10,038 (December 31, 2015 - $61,477).  Of this balance, $1,038 (December 31, 2015 - $3,803) was associated with advances given to the Company by Mr. Fedun and was included in due to related party; and $9,000 (December 31, 2015 - $57,674) was associated with the services provided by Mr. Fedun, and was included in accounts payable. Amounts due to related party are due on demand, bear no interest, and are unsecured.

During the year ended December 31, 2016, the Company accrued $36,000 (December 31, 2015 - $36,000) in consulting fees to Mr. Fedun. The consulting fees were recorded as part of professional fees on the Statement of Operations.

On October 8, 2016, the Company reached an agreement with Mr. Fedun to convert $91,284 owed to Mr. Fedun into 456,419 restricted common shares of the Company at a deemed price of $0.20 per share. At the time of the conversion, the fair market value of the Company’s common shares was $0.75 per share. The conversion resulted in a loss of $251,030 which was debited to Additional Paid in Capital (“APIC”) (Note 6).

On October 28, 2016, the Company received $15,000 as a non-interest bearing advance from a related party. The advance was used to pay for the preliminary exploratory work on the Claims. The Company repaid the advance during the same year.

NOTE 4 - UNPROVED MINERAL PROPERTIES

On October 4, 2016, the Company entered into the Agreement with an arms-length party (the “Vendor”) to acquire 423 twenty-acre lithium mineral claims situated in southern Nye County, Nevada and 600 twenty-acre lithium mineral claims located in California, for a total of 1,023 claims. As consideration for the Claims the Company agreed to issue the Vendor thirty million (30,000,000) restricted shares of the Company’s common stock, which shares were issued on October 4, 2016. The value recorded for this acquisition was determined based on the estimated fair value of the Claims. In addition to the above payment, the Company agreed to pay a 2.0% carried gross production royalty on any mineral or fluid production from the Claims.

HORIZON MINERALS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

(Expressed in US Dollars)

On December 20, 2016, the Company amended the Agreement to increase the number of claims acquired by the Company from the Vendor from 1,023 claims to 1,365 claims, of which 306 claim units totaling 6,120 acres are fully registered and renewed and 1,059 claim units totaling 20,540 acres have been located, however, for which required fees have not been paid. To finalize the registration of the located units the Company will be required to pay the filing fees within 90 days from the date the claims were located.

As of December 31, 2016, the Company recorded $15,000 associated with initial exploration activities on the Claims.

NOTE 5 - THIRD PARTY ADVANCES AND NOTES PAYABLE

On May 2, 2016, the Company received a $10,000 loan from a third party (the “Lender”) in exchange for a one-year promissory note accumulating interest at 10% per annum compounded annually. On October 8, 2016, the Company entered into a debt settlement agreement with the Lender to convert $10,258 owed to the Lender into 51,290 restricted common shares (“the Shares”) of the Company at $0.20 per share. At the time of conversion, the fair market value of the Company’s common shares was $0.75 per share. The conversion resulted in a loss of $28,209 which was recorded as a loss on settlement of debt (Note 6).

On November 1, 2016, the Company entered into a credit line agreement (the “Qinn Agreement”) with Qinn Media Limited (“Qinn Media”). Pursuant to the Qinn Agreement, the Company can use up to $60,000 for a duration of one year, expiring on October 31, 2017 (the “Credit Line”). Principal borrowed under the Credit Line is unsecured, and accrues interest at 8% per annum compounded annually. As at December 31, 2016, the Company had borrowed $39,850, and accrued $423 in interest associated with the Credit Line.

As at December 31, 2015, the Company had received advances of $70,000 and had an additional $5,559 of expenses paid by this party on behalf of the Company. The amounts were due on demand, bore no interest, and were unsecured. During the year ended December 31, 2015, the advances were forgiven and the Company recognized a gain of $85,519 associated with these advances.

NOTE 6 - STOCKHOLDERS’ DEFICIT

On October 4, 2016, pursuant to the Asset Purchase Agreement, the Company issued 30,000,000 restricted shares of its common stock to the Vendor of the Claims (Note 4). The shares were recorded at the estimated fair value of the Claims which was $500,000.

On October 8, 2016, the Company entered into separate debt settlement agreements with a director of the Company and the Company’s debt holder to convert a total of $101,542 into 507,709 restricted shares of the Company’s common stock (Notes 3 and 5). The debt was converted at a deemed price of $0.20 per share. At the time of conversion the fair market value of the Company’s common shares was $0.75 per share. The conversion resulted in a loss of $279,239, of which $251,030 was recorded through APIC and $28,209 through statement of operations as loss on debt settlement.

During the year ended December 31, 2015, the Company did not have any transactions that resulted in issuance of its common stock.

NOTE 7 - INCOME TAXES

The provision for income taxes for the periods ended December 31, 2016 and 2015, are as follows:

	Years ended December 31,
	2016	2015
Loss before income taxes	$(131,108)	$(54,287)
Statutory tax rate	23.7%	23.7%
Expected recovery of the income taxes	(31,073)	(12,866)
Effect of change in tax rate	--	(1,133)
Change in valuation allowance	31,073	13,999
	$--	$--

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	Years ended December 31,
	2016	2015
Non-capital losses carried forward	$82,309	$51,236
Less: Valuation allowance	(82,309)	(51,236)
Net deferred income tax assets	$--	$--

The Company has non-capital losses of $347,295, which may be carried forward to reduce taxable income in future years. The noncapital losses expire as follows:

2031	$34,516
2032	38,584
2033	15,875
2034	72,925
2035	54,287
2036	131,108
$347,295

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective for the year ended December 31, 2016 due to limited segregation of duties.

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

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective due to limited segregation of duties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names of our directors and executive officers and their positions are as follows:

Name	Position
Robert Fedun	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
David Bending	Director
Gilberto Arias	Director

Background of Directors, Executive Officers, Promoters and Control Persons

Robert Fedun: Mr. Fedun has been actively involved in the oil and gas industry for the past forty years. From 1994 to 2012, Mr. Fedun served as Chief Executive Officer and President of Dynamic Resources Corp., a corporation listed on the CSE, engaged in oil and gas exploration primarily in North Louisiana and Texas. From 1988 to 1994, Mr. Fedun served as the Chief Executive Officer and President of International Focus, a company engaged in oil and gas exploration and gas compressing leasing. From 1982 through 1988 Mr. Fedun was the Vice President of Sales, Engineering and Manufacturing for PAMCO (Power Application and Manufacturing Company). Mr. Fedun was responsible for quality control of gas compressor packages, preparing budgets on future sales, expanding domestic and international sales of gas compressors.

David Bending: Mr. Bending was appointed our President and member of the board of directors on October 4, 2016. Mr. Bending has over 35 years of experience in the mining exploration and development industry, including 14 years with Homestake Mining Company where he served as Exploration Manager in Latin America, three years with Texasgulf Exploration, and two years with Rio Tinto Exploration. Mr. Bending has held numerous senior executive and senior consulting positions with large exploration and mining companies. His work has directly resulted in the identification of several mineral discoveries and transactions in the United States, Canada and Mexico. He is experienced with all aspects of mining law, mining development trends, and business practices. He is fully conversant in Portuguese, Spanish, French and English. Mr. Bending obtained his B.Sc. in Geology with honors from the University of Oregon, and he completed his M.Sc. at the University of Toronto in Mineral Deposits Geology, Geochemistry, and Geophysics.

Gilberto Arias: Mr. Arias was appointed to our board of directors on October 14, 2016. Mr. Arias is a Senior Advisor at Energeia, a network of researchers and climate change negotiators. Formerly a diplomat, Mr. Arias led the climate change delegation of Panama and acted as a Senior Advisor to the delegations of the Dominican Republic and the Marshall Islands. Mr. Arias’ focus has been on energy, agriculture, water, and cooperative arrangements in sustainable low carbon development. His portfolio includes extensive policy writing and advisory work on trade, climate change and sustainable development. Alongside policy work, Mr. Arias worked on implementation initiatives among public, private, and non-state entities.

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

Involvement in Certain Material Legal Proceedings During the Last Five Years

No director, officer, or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or consultant has been convicted of violating a federal or state securities or commodities law.

Audit Committee and Financial Expert

Our Audit Committee is represented by Messrs. Fedun and Bending.  The Company’s audit committee charter is incorporated by reference as an exhibit 99.1 of this Annual Report.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC.  Under the SEC regulations, Reporting Persons are required to provide us with copies of all forms that they file pursuant to Section 16(a).  To our knowledge, based solely on our review of the copies of such forms received by us, the following persons have, during the fiscal year ended December 31, 2016, failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
David Bending(1)	Nil	2	1
Gilberto Arias(2)	1	1	Nil

(1)

On October 4, 2016, as part of the Asset Purchase Agreement (the “Agreement”) with Gold Exploration Management Inc. (“GEM”), dated for reference October 4, 2016, we appointed Mr. Bending, the principal of GEM, to our Board of Directors. As consideration for the acquisition for the Agreement we issued to GEM 30,000,000 restricted shares of our common stock at a deemed price of $0.10 per share and to a 2% carried gross production royalty on any mineral production. Mr. Bending failed to file Form 3 reflecting his appointment as director and beneficial ownership of shares we issued to GEM.

(2)

Mr. Arias was appointed to our board of directors on October 14, 2016. Mr. Arias filed Form 3 reflecting his appointment on November 14, 2016.

Code of Ethics

We adopted a Code of Ethics applicable to our officers and directors, which is a “code of ethics” as defined by applicable rules of the SEC.

Our Code of Ethics is included by reference with this Annual Report.  If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our officers or directors, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our directors perform the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are an exploration stage company.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director. During our fiscal 2016, we received no recommendation for Directors from our stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the past two fiscal years ended December 31, 2016 and 2015 the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years, to the Chief Executive Officer and, to the extent applicable, each of the two other most highly compensated executive officers of the Company in all capacities in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Fedun	2016	Nil	Nil	Nil	Nil	Nil	Nil	36,000(1)	36,000
President, CEO and CFO	2015	Nil	Nil	Nil	Nil	Nil	Nil	36,000(1)	36,000

(1)

Represents amounts we paid or accrued to Mr. Fedun, for consulting services.

Directors' Compensation

Our directors are not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of out-of-pocket expenses.  We have no formal or informal arrangements or agreements to compensate our directors for services they provide as a director of our company.

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

Stock Option Plan and Other Long-term Incentive Plans

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the ownership of the Common Stock as of March 30, 2017 by (a) each person who, to the best of our knowledge, beneficially owned on that date more than 5% of our outstanding common stock, (b) each of our Directors and executive officers and (c) all current Directors and executive officers as a group. The following table is based upon an aggregate of 96,571,589 shares of our common stock outstanding as of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1) ($)	Percentage of Common Stock (1)
Security Ownership of Management
Common Stock	Robert Fedun Chief Executive Officer, Chief Financial Officer, President, Secretary and Director	36,456,419	37.8%
Common Stock	David Bending Director	30,000,000(2)	31.1%
Common Stock	Gilberto Arias Director	Nil	0%
Common Stock	All Officers and Directors as a Group (3 persons)	66,456,419	68.8%
Security Ownership of Certain Beneficial Owners (more than 5%)
Common Stock	Robert Fedun 9101 West Sahara Avenue, Suite 105 - 197 Las Vegas, Nevada 89117	36,456,419	37.8%
Common Stock	David Bending 4410 Mountaingate Dr. Reno, NV 89519	30,000,000(2)	31.1%
Common Stock	Gold Exploration Management Inc. 4410 Mountaingate Dr. Reno, NV 89519	30,000,000(2)	31.1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 30, 2017. As of March 30, 2017, there were 96,571,589 shares of our common stock issued and outstanding.

(2)

Gold Exploration Management Inc. (“GEM”) is the direct beneficial owner of 30,000,000 shares of our common stock; Mr. Bending, as the sole executive officer and director of GEM, is the indirect beneficial owner of our securities held directly by GEM with shared voting and dispositive power over those securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Promoters and Certain Control Persons

We did not have any promoters at any time since our inception.

Director Independence

Our common stock is quoted on the OTC Link alternative trading system on the OTCPINK marketplace, which does not have director independence requirements.  In determining whether any of our directors are independent, we have applied the definition of “independent director” in Section 803 of the NYSE MKT Company Guide.  We have determined that, under that definition, as of the date of this Annual Report on Form 10-K, Mr. Arias is independent member of our board of directors.

Transactions with Related Persons

Transactions with Robert Fedun

During the year ended December 31, 2016, we accrued $36,000 in consulting fees with Mr. Fedun, our director, President, CEO and the CFO (2015 - $36,000). On October 8, 2016, we entered into a debt settlement agreement with Mr. Fedun, whereby the Company agreed to convert $91,284 owed to Mr. Fedun into 456,419 restricted common shares (“the Shares”) of our common stock at $0.20 per share. The shares were issued on November 11, 2016. As of December 31, 2016, we were indebted to Mr. Fedun in the amount of $10,038 (2015 - $57,674), of which $9,000 ($36,000) was due on account of unpaid fees, which were included in accounts payable.

Transactions with David Bending

On October 4, 2016, we entered into the asset purchase agreement (the “Agreement”), as amended effective December 20, 2016, with Golden Exploration Management Inc. (“GEM”), of which Mr. Bending is the principal of.  Pursuant to the Agreement, as amended, GEM agreed to sell to us its title to the Crystal Basin Claims, the Scotty’s Southeast Claims, the Cholla Claims, the North Lobe Claims, and several additional generative claims in exchange for thirty million (30,000,000) restricted shares of our common stock.

Canadian National Instrument 58-101

We are a reporting issuer in the Province of British Columbia. National Instrument 58-101 of the Canadian Securities Administrators requires our company to disclose annually on our Annual Report certain information concerning corporate governance.

Board of Directors

Our Board of Directors is currently comprised of Messrs. Fedun, Bending, and Arias. Messrs. Fedun and Bending are not “independent”, as that term is defined in National Instrument 52-110, due to the fact that they own a controlling block of our common stock. Mr. Arias is “independent”, as that term is defined in National Instrument 52-110.

Directorships

As of  the date of  the filing of this Annual Report on Form 10-K none of Messrs. Fedun, Bending and Arias, hold a directorship or officer positions with any other reporting issuer (or the equivalent in a foreign jurisdiction).

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

Ethical Business Conduct

Our directors believe good corporate governance is an integral component to the success of the Company and to meet responsibilities to shareholders. Generally, our directors have found that the fiduciary duties placed on individual directors by the Company’s governing corporate legislation and the common law and the restrictions placed by applicable corporate legislation on an individual director’s participation in decisions of the Board of Directors in which the director has an interest have been sufficient to ensure that the Board of Directors operates independently of management and in the best interests of the Company.

Our directors are also responsible for applying governance principles and practices, and tracking development in corporate governance, and adapting “best practices” to suit the needs of the Company. The directors may also serve as directors and officers of other companies, and conflicts of interest may arise between their duties. Such conflicts must be disclosed in accordance with, and are subject to such other procedures and remedies as applicable under the Delaware Revised Statutes.

Nomination of Directors

Our directors have not formed a nominating committee or similar committee to assist them with the nomination of directors for the Company. Our directors consider the size of the Board of Directors to be too small to warrant creation of such a committee; and our directors have contacts they can draw upon to identify new members of the Board of Directors as needed from time to time.

Our directors will continually assess the size, structure and composition of the Board of Directors, taking into consideration its current strengths, skills and experience, proposed retirements and the requirements and strategic direction of the Company. As required, our directors will recommend suitable candidates for consideration as members of the Board of Directors.

Assessments

Our directors have not implemented a process for assessing their effectiveness. As a result of our small size and stage of development, our directors consider a formal assessment process to be inappropriate at this time. Our directors plan to continue evaluating their own effectiveness on an ad hoc basis.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2016 and 2015 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2016	2015
Audit fees	$16,243	$14,630
Audit-related fees	-	-
Tax fees	1,260	500
All other fees	-	-
Total fees	$17,503	$11,130

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

EXHIBIT INDEX

Exhibit Number	Name and/or Identification of Exhibit
3	Articles of Incorporation & By-Laws.
a. Articles of Incorporation.(1)
b. Bylaws.(1)
10.1	Letter Agreement dated March 15, 2014, among Horizon Minerals Corp. and Boomchat Inc.(2)
10.2	Share Purchase Agreement dated for reference April 6, 2015 among the Company, Dan Clayton, Boomchat Inc. and Robert Fedun.(3)
10.3	Asset Purchase Agreement by and between Gold Exploration Management Inc. and Horizon Minerals Corp. dated October 4, 2016.(5)
10.4	Debt Settlement Agreement between Mr. Evan Tozer and Horizon Minerals Corp. dated October 8, 2016. (6)
10.5	Debt Settlement Agreement between Mr. Robert Fedun and Horizon Minerals Corp. dated October 8, 2016. (6)
10.6	Amendment No. 1 to Asset Purchase Agreement, dated December 20, 2016.
14	Code of Ethics.
31	Rule 13a-14(a)/15d-14(a) Certification
32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)
99.1	Audit Committee Charter.
101	Interactive Data File.
(INS) XBRL Instance Document.
(SCH) XBRL Taxonomy Extension Schema Document.
(CAL) XBRL Taxonomy Extension Calculation Linkbase Document.
(DEF) XBRL Taxonomy Extension Definition Linkbase Document.
(LAB) XBRL Taxonomy Extension Label Linkbase Document.
(PRE) XBRL Taxonomy Extension Presentation Linkbase Document.

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

(6)

Incorporated by reference to the Quarterly Report on Form 10-Q, previously filed with the SEC on November 15, 2016.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Horizon Minerals Corp. has caused this report to be signed on their behalf by the undersigned duly authorized persons.

Horizon Minerals Corp.

By:	/s/ Robert Fedun
Name:	Robert Fedun
Title:	President, CEO
Dated:	March 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Horizon Minerals Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Robert Fedun	President, Chief Executive Officer,	March 31, 2017
Robert Fedun	(Principal Executive Officer,
Principal Financial Officer,
Principle Accounting Officer
and Member of the Board of Directors)

/s/ David Bending	Member of the Board of Directors	March 31, 2017
David Bending

/s/ Gilberto Arias	Member of the Board of Directors	March 31, 2017
Gilberto Arias