Form 10-Q
period 2017-03-31
HORIZON MINERALS CORP.
filed 2017-05-15
CIK 1526726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value	96,571,589 shares
(Class)	(Outstanding as at May 15, 2017)

ii

HORIZON MINERALS CORP.

iii

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission on March 31, 2017.

HORIZON MINERALS CORP.

Balance Sheets

(Expressed In US Dollars)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets

Current assets
Cash	$395	$456
Prepaids	12,788	8,333
Total current assets	13,183	8,789

Unproved mineral properties	500,000	500,000

Total assets	$513,183	$508,789

Liabilities and stockholders' equity

Current liabilities
Accounts payable	$10,274	$20,812
Accrued liabilities	27,857	38,999
Due to related party	19,038	10,038
Notes payable	91,338	40,273

Total liabilities	148,507	110,122

Commitments and contingencies

Stockholders' equity
Common stock, par value $0.0001 per share, 200,000,000 shares authorized, 96,571,589 shares issued and outstanding as of March 31, 2017 and December 31, 2016	9,657	9,657
Additional paid-in capital	755,935	755,935
Deficit	(400,916)	(366,925)
Total stockholders' equity	364,676	398,667

Total liabilities and stockholders' equity	$513,183	$508,789

The accompanying notes are an integral part of these unaudited interim financial statements.

HORIZON MINERALS CORP.

Statements of Operations

(Expressed In US Dollars)

(Unaudited)

	For the three months ended
	March 31,
	2017	2016

Expenses:
Filing fees	$9,419	$3,434
General and administrative	2,607	42
Professional fees	22,688	16,665
Total expenses	34,714	20,141

Loss from operations	(34,714)	(20,141)

Other item:
Foreign currency transaction gain	723	4,830
Total other item	723	4,830

Net and comprehensive loss	$(33,991)	$(15,311)

Loss per common share:
Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	96,571,589	66,063,880

The accompanying notes are an integral part of these unaudited interim financial statements.

HORIZON MINERALS CORP.

Statements of Stockholders’ Equity

(Expressed In US Dollars)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance, December 31, 2015	66,063,880	$6,606	$129,234	$(235,817)	$(99,977)

Net loss	-	-	-	(15,311)	(15,311)
	66,063,880	6,606	129,234	(251,128)	(115,288)
Balance, March 31, 2016

Common stock issued for mineral property	30,000,000	3,000	497,000	-	500,000
Common stock issued for debt	507,709	51	129,701	-	129,752
Net loss	-	-	-	(115,797)	(115,797)

Balance, December 31, 2016	96,571,589	9,657	755,935	(366,925)	398,667

Net loss	-	-	-	(33,991)	(33,991)

Balance, March 31, 2017	96,571,589	$9,657	$755,935	$(400,916)	$364,676

The accompanying notes are an integral part of these unaudited interim financial statements.

HORIZON MINERALS CORP.

Statements of Cash Flows

(Expressed In US Dollars)

(Unaudited)

	For the three months ended
	March 31,
	2017	2016
Operating activities
Net loss	$(33,991)	$(15,311)

Non-cash items
Accrued interest	787	-
Foreign exchange	(763)	201

Changes in net assets and liabilities:
Prepaids	(4,455)	-
Accounts payable	(9,775)	3,668
Accrued liabilities	(11,142)	2,406
Net cash used in operating activities	(59,339)	(9,036)

Financing activities
Amounts due to related parties	9,000	9,000
Proceeds from third party loans	50,278	-
Net cash provided by financing activities	59,278	9,000

Net decrease in cash	(61)	(36)
Cash - beginning	456	287
Cash - ending	$395	$251

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited interim financial statements.

HORIZON MINERALS CORP.

Notes to Financial Statements

For The Three Months Ended March 31, 2017 and 2016

(Expressed In US Dollars)

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Horizon Minerals Corp. (the “Company”) was incorporated under the laws of the State of Delaware on May 11, 2011. On October 4, 2016, the Company entered into an Asset Purchase Agreement (the “Agreement”) with an arms-length party to acquire 1,223 lithium mineral claims in Nevada and California (the “Claims”). The acquisition resulted in a shift of the Company’s business model to that of a mineral exploration.

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

NOTE 2 - BASIS OF PRESENTATION

The unaudited interim financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2016. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, these unaudited interim financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, included in the Company’s report on Form 10-K.

Reclassifications
Certain prior period amounts in the accompanying unaudited interim financial statements have been reclassified to conform to the current period's presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

NOTE 3 - RELATED PARTY TRANSACTIONS

As at March 31, 2017, the Company was indebted to Mr. Robert Fedun, a director, CEO and CFO of the Company, in the amount of $19,038 (December 31, 2016 - $10,038).  Of this balance, $1,038 (December 31, 2016 - $1,038) was associated with advances given to the Company by Mr. Fedun; and $18,000 (December 31, 2016 - $9,000) was associated with the services provided by Mr. Fedun. Amounts due to related party are due on demand, bear no interest, and are unsecured.

During the three months ended March 31, 2017, the Company accrued $9,000 (March 31, 2016 - $9,000) in consulting fees to Mr. Fedun. The consulting fees were recorded as part of professional fees on the Statement of Operations.

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

During the three-month period ended March 31, 2017, the Company did not have any expenditures associated with exploration activities on the Claims.

NOTE 5 - THIRD PARTY NOTES PAYABLE

On November 1, 2016, the Company entered into a credit line agreement (the “Qinn Agreement”) with Qinn Media Limited (“Qinn Media”). Pursuant to the Qinn Agreement, the Company can use up to $60,000 for a duration of one year, expiring on October 31, 2017 (the “Credit Line”). Principal borrowed under the Credit Line is unsecured, and accrues interest at 8% per annum compounded annually. As at March 31, 2017, the Company had borrowed $39,850 (December 31, 2016 - $39,850), and accrued $1,209 in interest associated with the Credit Line (December 31, 2016 - $423).

During the three-month period ended March 31, 2017, the Company borrowed $50,278 from non-related parties in exchange for the notes payable. The amounts borrowed under the notes payable are due on demand, unsecured, and bear interest at 5% per annum compounded monthly.

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

We intend to discuss in our Quarterly Reports and Annual Reports any events or circumstances that occurred during the period to which such documents relate that are reasonably likely to cause actual events or circumstances to differ materially from those disclosed in this Quarterly Report. New factors emerge from time to time, and it is not possible for management to predict all of such factors and to assess in advance the impact of each such factor on our business or the extent to which any factor, or combination of such factors, may cause actual results to differ materially from those contained in any forward looking statements.

We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our periodic reports filed with the SEC pursuant to the Securities Exchange Act of 1934 (the "Exchange Act").

Overview

We were incorporated in Delaware on May 11, 2011.  During the second quarter of our fiscal 2016 we decided to terminate our Share Purchase Agreement dated for reference April 6, 2015, to acquire all issued and outstanding shares of Boomchat Inc. and as such started evaluating other alternative business opportunities within mining industry. In August 2016 we engaged Gold Exploration Management Inc. a private Nevada corporation (“GEM”) controlled by David A. Bending, M.Sc., P. Geo., providing mineral exploration project management services, to assist us with evaluation of several potential projects in Clayton Valley known for its potential to host lithium deposits.

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

Results of Operations

Summary of Financial Condition

The following table summarizes and compares our financial condition at March 31, 2017, to the year ended December 31, 2016.

	March 31, 2017	December 31, 2016
Working capital deficit	$135,324	$101,333
Current assets	$13,183	$8,789
Total liabilities	$148,507	$110,122
Unproved mineral properties	$500,000	$500,000
Common stock and additional paid in capital	$765,592	$765,592
Deficit	$400,916	$366,925

Selected Financial Results

Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,		Percentage Increase /
	2017	2016	(Decrease)
Operating expenses
Filing fees	$9,419	$3,434	174.3%
General and administrative	2,607	42	6107.1%
Professional fees	22,688	16,665	36.1%
Net operating expenses	34,714	20,141	72.4%
Foreign currency transaction gain	(723)	(4,830)	(85.0)%
Net and comprehensive loss	$33,991	$15,311	122.0%

Revenues

We did not generate any revenue during the three-month periods ended March 31, 2017 and 2016. Due to the exploration stage of our operations, we do not expect to have significant operating revenue in the foreseeable future.

Operating Expenses

During the three months ended March 31, 2017, our expenses increased by $14,573 or 72.4% from $20,141 for the three months ended March 31, 2016, to $34,714 for the three months ended March 31, 2017. The increase in our operating expenses was mainly associated with the acquisition of the mineral properties and change in our business operations, as well as with 15-day temporary halt trade order initiated by Alberta Securities Commission (the “ASC”) as a result of unauthorized promotional activities related to our stock. As such, our professional fees increased by $6,023, or 36.1%, from $16,665 we incurred during the three months ended March 31, 2016, to $22,688 we incurred during the three-month period ended March 31, 2017. Our general and administrative expenses increased by $2,565, from $42 we incurred during the three-month period ended March 31, 2016, to $2,607 we incurred during the three-month period ended March 31, 2017; and our filing fees increased by $5,985, or 174.3%, from $3,434 we incurred during the three-month period ended March 31, 2016, to $9,419 we incurred during the three-month period ended March 31, 2017.

Net Loss

Our net loss for the three-month period ended March 31, 2017, increased by $18,680 from $15,311 we incurred during the three-month period ended March 31, 2016, to $33,991 we incurred during the three months ended March 31, 2017. The increase was mainly associated with overall increase in our operating expenses as discussed above, which was augmented by the decrease in foreign currency transaction gains.

We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cash used in operations	$(59,339)	$(9,036)
Cash provided by financing activities	59,278	9,000
Net decrease in cash during the period	$(61)	$(36)

During the three months ended March 31, 2017, we used $59,339 in our day-to-day operating activities. We used $33,967 to cover our cash operating costs and $4,455 to increase our prepaid expenses. These uses of cash were further increased by $9,775 decrease in our accounts payable and by $11,142 decrease in accrued liabilities.  During the three-month period ended March 31, 2017, we borrowed $50,278 from an unelated parties in exchange for unsecured promissory notes, which are due on demand and bear interest at 5% per annum compounded monthly. During the same period we recorded $9,000 owed to our President and a director for services he performed during the first quarter of our Fiscal 2017.

During the three months ended March 31, 2016, we used $9,036 in our day-to-day operating activities. We used $15,110 to cover our cash operating costs, which was offset by an increase in our accounts payable of $3,668 and by an increase in our accrued liabilities of $2,406. During the three-month period ended March 31, 2016, we recorded $9,000 owed to our President and a director for services he performed during the first quarter of our Fiscal 2016.

We do not have sufficient funds to maintain our operations and support our exploration initiatives for the next twelve months, as such, we continue with our ongoing efforts to raise additional capital by conducting additional issuances of our equity and debt securities for cash.  The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  As such, our management has expressed doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.

We have not paid for expenses on behalf of our directors.  Additionally, we believe that this fact shall not materially change.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern Consideration

Our financial statements have been prepared assuming that we will continue as a going concern. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated in the near future. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business.

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

As of the date of the filing of this Quarterly Report on Form 10-Q, our Claims consist of 306 fully registered and renewed claim units totaling 6,120 acres and 1,059 claim units totaling 20,540 acres that have been located, however, for which required fees have not been paid. To finalize the registration of the located units we will be required to pay the filing fees within 90 days from the date they were located or re-located.

As part of our Agreement, as amended, we agreed to assume all financial liabilities of the Claims including registration fees and taxes payable to federal, state, and county government agencies.

The mineral titles are subject to payment of annual maintenance fees as of August 31, 2017, and the Company is fully prepared to meet these requirements as warranted by the results of the exploration work.  No minimum field or assessment expenditures are required by either the US Bureau of Land Management (“BLM”) or the Agreement.  Exploration work is planned purely on the basis of the financial capacity and objectives of the Company, save and except the annual maintenance fees but Horizon plans an efficient and focused effort to rank and advance the targets to the discovery stage or decisions to negotiate farm out transactions or termination.

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

The Scotty’s Southeast Claims were located September 14 to 18, 2016, in south Central Nye County 24 KM (15 miles) south of Scotty’s Junction Airport, two to four miles southwest of US Highway 95.  The claims lie in south central Nye County, 16 to 32 km (10 to 20 miles) north of the mining community of Beatty, Nevada, 129 km (80 miles) south of Goldfield, 5 to 13 km (3 to 8 miles) west of Nevada Highway 95, and 249 km (155 miles) north of Las Vegas.  The elevation of the area is 609.6 to 640 meters (2000 to 2100 feet) above mean sea level, and the climate is typical of the Amargosa/ Mojave Desert with hot summers and cool dry winters.  Annual rainfall is about 5 cm (1.97 inches) per year.

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

Cholla Claims

The Cholla Claims consist of 424 unpatented twenty-acre claims located in eastern San Bernardino County between Barstow and Needles, California, which were located in September and October and relocated in the period December 2 to December 5 and further relocated on March 20, 2017. As of the date of the filing of this Quarterly Report on Form 10-Q Cholla Claims are yet to be filed with the BLM or San Bernardino County. We have until June 18, 2017, to file our Cholla Claims with San Bernardino County, and until June 16, 2017, to file the Cholla Claims with BLM at which time filings fees will be required to be paid. The funds to file these claims have not been available during this phase of work but the documentation is ready to be filed.

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

The North Lobe Claims cover the eastern portion of a salt flat which is part of the Great Salt Lake north of Bonneville Salt Flats, an area in which drillhole data released by a joint publication of the USGS and the Nevada Bureau of Mines and Geology documented strongly anomalous lithium concentrations in brines.

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

Generative Claims

In addition to the above Claims, during month of December 2016 we have located an additional 28 association placer claim blocks consisting of 224 claim units totalling 4,480 acres. These generative claims are located in Toole County, Utah and are in close proximity to our North Lobe Claims within the Great Salt Lake area. As of the date of the filing of this Quarterly Report on Form 10-Q, these claims have not been assigned to any specific group of claims.

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

SFE Property

We are currently focusing our resources on the exploration of a section of the Scotty’s Southeast Claims, described above, (the “SFE Property”). The SFE Property is located in southern Nevada, approximately 29 kms (18 miles) northwest of Beatty, Nevada. The Property centroid is UTM 501,449mE, 4,105,700mN (UTM WGS84, zone 11N) or Longitude 116.984° by Latitude 37.09761°. The claim block comprising the SFE  Property lies within portions of the northwest quadrant of the Springdale SW, and the northeast quadrant of Bonnie Claire SE 7.5’ (1:24,000 scale) US Geological Survey topographic base maps. The SFE Property is located approximately 11 kms (7 miles) north of the northern boundary of Death Valley National Monument.

The mineral claims comprising the SFE Property include 21 association placer claims accruing 2,229 acres covering portions of sections 36, T9S, R44E; section 31, T9S, R45E; sections 1, 12, T10S, R44E; and sections 5, 6, 7, 8, T10S, R45E of the Mount Diablo Base and Meridian.

As of the date of this Quarterly Report on Form 10-Q, of the 21 association placer claims, 16 claims have been located in the field and registered with full fees paid to Nye County and the BLM and renewed for the 2017 assessment year as valid, adjudicated, and active claims. The claims cover either 80 acres (4 - 20 acre units) or 160 acres (8 - 20 acre units). An additional five association placer claims have been located in the field with fees paid to Nye County. The required BLM fees have not yet been paid for these five claims, as such,  the claims cannot be considered to be fully valid.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Quarterly Report. Based on that evaluation, it was concluded that, due to limited segregation of duties, our disclosure controls and procedures are not effective in providing reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Our significant business risks are described in our Annual Report on Form 10-K that we filed with the Securities and Exchange Commission on March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

Exhibit Number	Name and/or Identification of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws (1)
10.1	Letter Agreement dated March 15, 2014, among Horizon Minerals Corp. and Boomchat Inc.(2)
10.2	Share Purchase Agreement dated for reference April 6, 2015 among the Company, Dan Clayton, Boomchat Inc. and Robert Fedun (3)
10.3	Asset Purchase Agreement by and between Gold Exploration Management Inc. and Horizon Minerals Corp. dated October 4, 2016(5)
10.4	Debt Settlement Agreement between Mr. Evan Tozer and Horizon Minerals Corp. dated October 8, 2016(6)
10.5	Debt Settlement Agreement between Mr. Robert Fedun and Horizon Minerals Corp. dated October 8, 2016 (6)
10.6	Amendment No. 1 to Asset Purchase Agreement, dated December 20, 2016 (7)
31	Rule 13a-14(a)/15d-14(a) Certification
32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)
99.1	Audit Committee Charter (4)

101	Interactive Data File
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

(7)

Incorporated by reference to the Annual Report on Form 10-K, previously filed with the SEC on March 31, 2017.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON MINERALS CORP.
(Registrant)

Signature	Title	Date

/s/ Robert Fedun Robert Fedun	President (Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer)	May 15, 2017